Form 10-Q
period 2021-06-30
Mountain Crest Acquisition Corp. IV
filed 2021-08-18
CIK 1853774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 18, 2021, there were 7,557,500 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Mountain Crest Acquisition Corp. IV

BALANCE SHEET

June 30, 2021(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$25,000
Total current assets	25,000

OTHER ASSETS
Deferred offering costs	207,024
Total other assets	207,024
TOTAL ASSETS	$232,024

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,000
Accrued offering costs	25,000
Notes payable - related party	182,024

Total current liabilities	208,024
Total liabilities	208,024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common Stock; $0.0001 par value; 5,000,000 shares authorized; 1,437,500 issued and outstanding (1)	144
Additional paid-in capital	24,856
Accumulated deficit	(1,000)
Total stockholder’s equity	24,000
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$232,024
(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. IV

STATEMENTS OF OPERATIONS

		For the period
		March 2, 2021
		(inception)
	For the three months	through ended
	ended June 30,	June 30,
	2021	2021
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative	$—	$(1,000)

Total expenses	—	(1,000)

NET LOSS	$—	$(1,000)

Weighted average shares outstanding of common stock	1,250,000	1,250,000
Basic and diluted net loss per share, common stock (1)	$(0.00)	$(0.00)
(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. IV

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period March 2, 2021 (inception) through June 30, 2021 (unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholder’s
	Shares	Amount	capital	deficit	equity
Balance, March 2, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance, March 31, 2021 (unaudited)	1,437,500	$144	$24,856	$(1,000)	$24,000

Net loss	—	—	—	—	—

Balance, June 30, 2021 (unaudited)	1,437,500	$144	$24,856	$(1,000)	$24,000

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. IV

STATEMENT OF CASH FLOWS

For the period March 2, 2021 (inception) through June 30, 2021 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	1,000
Net cash flows used in operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to the sponsor	25,000
Net cash flows provided by financing activities	25,000

NET CHANGE IN CASH	25,000
CASH, BEGINNING OF PERIOD	—
CASH, END OF PERIOD	$25,000

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$25,000
Deferred offering costs paid by notes payable - related party	$182,024

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 29, 2021. On July 2, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 195,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Holdings IV LLC (the “Sponsor”), generating gross proceeds of $1,950,000. The Sponsor also agreed to purchase an additional 15,000 Private Units, at a price of $10.00 per Private Unit, or $150,000 in the aggregate in connection with the underwriters’ full exercise of their over-allotment option, if applicable, which is described in Note 4.

Transaction costs amounted to $5,129,425 consisting of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $1,966,925 of other offering costs (which includes $1,600,000 of representative shares. See Note  7).

Following the closing of the Initial Public Offering on July 2, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below. Following the underwriters’ full exercise of the over- allotment option, an additional $7,500,000 ($10.00 per Unit) was deposited into the Trust Account.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission ("SEC"), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company has until July  2, 2022 (or until January 2, 2023 if the Company has executed a definitive agreement for a Business Combination by July 2, 2022 but has not completed the Business Combination within such 12-month period) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by July 2, 2022, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Management’s Plan

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the issuance date of these unaudited financial statements and therefore substantial doubt has been alleviated.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements as of June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from March 2, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Deferred Offering Costs

Deferred offering costs will consist of direct costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholder’s equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. At June 30, 2021 the Company has incurred $207,024 of deferred offering costs.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 187,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of a Business Combination, or earlier in each case if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Promissory Note — Related Party

On March 3, 2021 the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the completion of the Initial Public Offering. On June 30, 2021 the note had an outstanding balance of $182,024. On July 2, 2021, the loan was paid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  As of June 30, 2021, no Working Capital loans were outstanding.

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

The Company paid an underwriting fee of $0.20 per Unit, or $1,150,000, in total which includes the fee due upon the full exercise of the underwriters’ over-allotment option.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $2,012,500, which includes the full exercise of the over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Of the $0.35 per Unit, $0.30 will be paid in cash and $0.05 will be paid in an equivalent value of shares.

The underwriters’ over-allotment option was exercised in full on July 6, 2021 (see Note 8).

Contingent Fees

The Company has agreed to pay $50,000 to legal counsel upon closing of a business combination. In the event the Business Combination is not completed, no amounts would be due.

NOTE 7 — STOCKHOLDER’S EQUITY

Common Stock — As of June 30, 2021, The Company was authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. The Company filed an Amended and Restated Certificate of Incorporation in July 2021 such that the Company increased the number of shares of common stock authorized to be issued to be 30,000,000. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which up to an aggregate of 187,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). Given the underwriters’ over-allotment option was exercised in full on July 6, 2021, these shares are no longer subject to forfeiture.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 18, 2021, the date that the financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 1 to the financial statements. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the period March 2, 2021 (inception) through June 30, 2021, we had a net loss of $1,000, which consists of operating costs of $1,000.

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

Transaction costs amounted to $5,129,425 consisting of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $1,966,925 of other offering costs (which includes $1,600,000 of representative shares.Following the closing of the Initial Public Offering on July 2, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”).

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

For the period March 2, 2021 (inception) through June 30, 2021, there was no cash used in operating activities.

For the period March 2, 2021 (inception) through June 30, 2021, we had no marketable securities held in the Trust Account.

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

As of June 30, 2021, we had cash of $25,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.  Upon the closing of the Initial Public Offering, we had $588,076 held outside of the Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination.  For the period March 2, 2021 (inception) through June 30, 2021, the Company has not incurred any amounts under this arrangement.

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

Deferred Offering Costs

Deferred offering costs will consist of direct costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholder’s equity upon the completion of the Initial Public Offering.   Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.  At June 30, 2021 the Company has incurred $207,024 of deferred offering costs.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 29, 2021, by and between the Company and Network 1 Financial Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Rights Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreements, dated June 29, 2021, among the Company and the Company’s officers, directors and initial stockholders. (1)
10.2	Investment Management Trust Agreement, dated June 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Stock Escrow Agreement, dated June 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.4	Registration Rights Agreement, dated June 29, 2021, by and between the Company and the initial stockholders of the Company. (1)
10.5	Indemnity Agreements, dated June 29, 2021, by and between the Company and the directors and officers of the Company (1)
10.6	Subscription Agreement, dated June 29, 2021, by and between the Company and Mountain Crest Holdings IV LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on July 2, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. IV

Date: August 18, 2021	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)