Form 10-Q
period 2021-09-30
Mountain Crest Acquisition Corp. IV
filed 2021-11-22
CIK 1853774

vxcc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, there were 7,557,500 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II – OTHER INFORMATION		21

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	21

Item 4.	MINE SAFETY DISCLOSURES	22

Item 5.	OTHER INFORMATION	22

Item 6.	EXHIBITS	23

PART III - SIGNATURES		21

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED BALANCE SHEET

September 30, 2021

(UNAUDITED)

ASSETS
Current Assets
Cash	$402,778
Prepaid expenses	93,929
Investments held in Trust Account	57,500,699
TOTAL ASSETS	$57,997,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$24,100
Deferred underwriting fee payable	2,012,500
Total Liabilities	2,036,600

Commitments and Contingencies

Redeemable Common Stock
Common stock subject to possible redemption, 5,750,000 shares at $10.00 per share as of September 30, 2021	57,500,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,807,500 shares issued and outstanding as of September 30, 2021	181
Additional paid-in capital	—
Accumulated deficit	(1,539,375)
Total Stockholders’ Deficit	(1,539,194)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,997,406

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		March 2, 2021
	Three Months Ended	(inception) Through
	September 30,	September 30,
	2021	2021

Operating and formation costs	$134,469	$135,469
Loss from operations	(134,469)	(135,469)

Other income:
Interest earned on investments held in Trust Account	699	699
Total other income, net	699	699

Net loss	$(133,770)	$(134,770)

Weighted average shares outstanding, common stock subject to possible redemption	5,592,391	2,426,887
Basic and diluted net loss per share, common stock subject to redemption	$0.38	$1.41
Weighted average shares outstanding, common stock, non-redeemable	1,786,576	1,482,854
Basic and diluted net loss per share, common stock, non-redeemable	$(1.27)	$(2.40)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Mountain Crest Acquisition Corp. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 2, 2021 THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total
	Common Shares		paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance - March 02, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance - June 30, 2021	1,437,500	144	24,856	$(1,000)	$24,000

Measurement of redeemable shares	—	—	4,887,500	—	4,887,500

Allocation of offering costs related to redeemable shares	—	—	4,368,049	—	4,368,049

Offering costs	—	—	(4,773,824)	—	(4,773,824)

Sale of 210,000 Private Placement Shares	210,000	21	2,099,979	—	2,100,000

Issuance of Representative Shares	160,000	16	1,244,384	—	1,244,400

Accretion of common shares to redemption amount	—	—	(7,850,944)	(1,404,605)	(9,255,549)

Net loss	—	—	—	(133,770)	(133,770)

Balance – September 30, 2021	1,807,500	$181	$—	$(1,539,375)	$(1,539,194)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 2, 2021 THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(134,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(699)
Changes in operating assets and liabilities:
Prepaid expenses	(73,929)
Accrued expenses	24,100
Net cash used in operating activities	(185,298)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	56,350,000
Proceeds from sale of Private Placement Units	2,100,000
Proceeds from issuance of common stock to Sponsor	25,000
Repayment of promissory note - related party	(386,924)
Net cash provided by financing activities	58,088,076

Net Change in Cash	402,778
Cash – beginning of period	—
Cash – end of period	$402,778

Non-Cash investing and financing activities:
Issuance of Representative Shares	$1,244,400
Offering costs paid through promissory note	$366,924
Prepaid expenses paid through promissory note	$20,000
Initial classification of common stock subject to possible redemption	$57,500,000
Deferred underwriting fee payable	$2,012,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 29, 2021. On July 2, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 195,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Holdings IV LLC (the “Sponsor”) and Network 1 Securities, Inc. generating gross proceeds of $1,950,000, which is described in Note 4.

Following the closing of the Initial Public Offering on July 2, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

On July 6, 2021, the underwriters fully exercised their over- allotment option, resulting in an additional 750,000 Units issued for an aggregate amount of $7,500,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 15,000 Private Placement Units at $10.00 per Private Placement Units, generating total proceeds of $150,000. A total of $7,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $57,500,000.

Transaction costs amounted to $4,773,824 consisting of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $1,611,324 of other offering costs (which includes $1,244,400 of representative shares. See Note 8).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and net of amounts previously released to the Company to pay its tax obligations) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $402,778 of cash held outside its trust account for use as working capital (the “Working Capital”). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $386,924 (see Note 6).

The promissory note from the Sponsor was paid in full at July 2, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 6). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, it had improperly valued its Common stock subject to possible redemption. The Company previously determined the Common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Common stock, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Common stock subject to possible redemption, resulting in the Common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Common stock.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of July 2, 2021 IPO (audited)	Reported	Adjustment	As Revised
Common stock subject to possible redemption	$43,857,070	$6,142,930	$50,000,000
Common stock	$241	$(60)	$181
Additional paid-in capital	$5,000,765	$(5,000,765)	$—
Accumulated deficit	$(1,000)	$(1,142,104)	$(1,143,104)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(6,142,930)	$(1,142,924)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 29, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

At September 30, 2021 substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption right that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stocks resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Allocation of offering costs related to redeemable shares	(4,368,049)
Proceeds allocated to Public Rights	(4,887,500)
Plus:
Accretion of carrying value to redemption value	9,255,549
Common stock subject to possible redemption	$57,500,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $4,773,824 consisting of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $1,611,324 of other offering costs. These were charged to stockholders’ equity upon the completion of the Initial Public Offering. $4,368,049 was allocated to public shares and charged to temporary equity, and $405,775 was allocated to public rights and charged to shareholders’ equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision for the period from March 2, 2021 (commencement of operations) through September 30, 2021 was deemed to be de minimis.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable public shares and 24% for the non-redeemable shares for the three months ended September 30, 2021 and 62% for the redeemable public shares and 38% for the non-redeemable shares for the period from March 2, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

		For the period from
		March 2, 2021
	For the three months ended	(inception) through
	September 30, 2021	September 30, 2021
Net loss	$(133,770)	$(134,770)
Accretion of temporary equity to redemption value	(9,255,549)	(9,255,549)
Net loss including accretion of temporary equity to redemption value	$(9,389,319)	$(9,390,319)

	For the three months ended		For the period from March 2, 2021
	September 30, 2021		(inception) through September 30, 2021
	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(7,116,002)	$(2,273,317)	$(5,828,837)	$(3,561,482)
Accretion of temporary equity to redemption value	9,255,549	—	9,255,549	—
Allocation of net income (loss)	$2,139,547	$(2,273,317)	$3,426,712	$(3,561,482)

Denominator:
Weighted-average shares outstanding	5,592,391	1,786,576	2,426,887	1,482,854
Basic and diluted net income (loss) per share	$0.38	$(1.27)	$1.41	$(2.40)

In connection with the underwriters’ full exercise of their over-allotment option on July 2, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units, inclusive of 750,000 Units sold to the underwriters on July 6, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one right (“Public Right”). Each Public Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Network 1 Financial Securities, Inc. (and/or their designees) purchased an aggregate of 195,000 Private Units, at a price of $10.00 per Private Unit, for an aggregate purchase price of $1,950,000, in a private placement. On July 6, 2021, the Sponsor also agreed to purchase an additional 15,000 Private Units, at a price of $10.00 per Private Unit, or $150,000 in the aggregate in connection with the underwriters’ full exercise of their over-allotment option. Each Private Unit consists of one share of common stock (“Private Share”) and one right (“Private Right”). Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On March 2, 2021, the Company issued 1,437,500 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on July 6, 2021, no Founder Shares are currently subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 2, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three months ended September 30, 2021, the Company incurred and paid $30,000 in fees for these services.

Promissory Note — Related Party

On March 3, 2021 the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the completion of the Initial Public Offering. The note was paid in full on July 2, 2021.

The Company can no longer borrow against this note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, no Working Capital Loans were outstanding.

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

NOTE 7 — COMMITMENTS

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, $2,012,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Of the $0.35 per Unit, $0.30 will be paid in cash and $0.05 will be paid in an equivalent value of shares.

Contingent Fees

The Company has agreed to pay $50,000 to legal counsel upon closing of a business combination. In the event the Business Combination is not completed, no amounts would be due.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2021, there were 1,807,500 shares of common stock issued and outstanding, excluding 5,750,000 of common stock subject to possible redemption which are presented as temporary equity.

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

Representative Shares

The Company issued to Network 1 Financial Securities, Inc. and/or its designees 160,000 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Proposed Public Offering, resulting in a charge directly to stockholder’s equity. The Company estimates the fair value of Representative Shares to be $1,244,400 based upon the offering price of the Units of $7.78 per Unit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying consolidated balance sheets.

At September 30, 2021, assets held in the Trust Account were comprised of $57,500,699 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
September 30, 2021	Investments held in Trust Account - Mutual Fund	1	$57,500,699

NOTE 10 — SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date these financial statements were issued and determined that there were no significant unrecognized events through that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mountain Crest Acquisition Corp. IV References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mountain Crest Holdings IV LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 2, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through September 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $133,770, which consists of operating costs of $134,469, offset by interest income on investments held in the Trust Account of $699.

For the period from March 2, 2021 (inception) through September 30, 2021, we had a net loss of $134,770, which consists of operating costs of $135,469, offset by interest income on investments held in the Trust Account of $699.

The registration statement for our Initial Public Offering was declared effective on June 29, 2021. On July 2, 2021, we consummated the Initial Public Offering of 5,000,000 units and, with respect to the shares of common stock included in the Units sold, the Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000.

On July 6, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 750,000 Units for an aggregate amount of $7,500,000. In connection with the underwriters’ full exercise of their over-allotment option, we also consummated the sale of an additional 15,000 Private Placement Units at $10.00 per Private Placement Units, generating total proceeds of $150,000. A total of $7,500,000 was deposited into the Trust Account.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $57,500,000 was placed in the Trust Account.

For the period from March 2, 2021 (inception) through September 30, 2021, cash used in operating activities was $185,298. Net loss of $137,869 was affected by interest earned on investments held in the Trust Account of $699 and operational costs of $138,568. Changes in operating assets and liabilities used $46,730 of cash for operating activities.

As of September 30, 2021, we had investments held in the Trust Account of $57,500,699 (including $699 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $402,778. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on July 2, 2021, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, $2,012,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Of the $0.35 per Unit, $0.30 will be paid in cash and $0.05 will be paid in an equivalent value of shares.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% for the public shares and 24% for the non-redeemable shares for the three months ended September 30, 2021 and

62% for the public shares and 38% for the non-redeemable shares for the period from March 2, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $4,773,824 consisting of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $1,611,324 of other offering costs. $4,368,049 was allocated to public shares and charged to temporary equity, and $405,775 was allocated to public rights and charged to shareholders’ equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, we have enhanced our internal controls over financial reporting relating to accounting and fair value measurements for financial instruments. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2021, the Company consummated its initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and one right (“Right”) to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments (the “Over-Allotment Option Units”). Network 1 Financial Securities, Inc. acted as the sole book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S1 (No. 333-256449). The SEC declared the registration statement effective on June 29, 2021. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Mountain Crest Holdings IV LLC of 195,000 units (the “Private Units”), generating total proceeds of $1,950,000.

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

We paid a total of $1,150,000 underwriting discounts and commissions and $1,611,324 for other offering costs and expenses (which includes $1,244,400 of representative shares) related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,012,500 in underwriting discounts and commissions.

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

MOUNTAIN CREST ACQUISITION CORP. IV

Date: November 22, 2021	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)