Form 10-Q
period 2022-03-31
Mountain Crest Acquisition Corp. IV
filed 2022-05-16
CIK 1853774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of May 16, 2022, there were 7,557,500 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 2, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 2, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 2, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II – OTHER INFORMATION		21

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	21

Item 4.	MINE SAFETY DISCLOSURES	21

Item 5.	OTHER INFORMATION	21

Item 6.	EXHIBITS	22

PART III – SIGNATURES		23

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$236,746	$370,278
Prepaid expenses	57,837	47,341
Marketable securities held in the Trust Account	57,505,541	57,501,914
TOTAL ASSETS	$57,800,124	$57,919,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$103,307	$101,888
Deferred underwriting fee payable	2,012,500	2,012,500
Total Liabilities	2,115,807	2,114,388

Commitments and Contingencies

Redeemable Common Stock
Common stock subject to possible redemption, 5,750,000 shares at $10.00 per share as of March 31, 2022 and December 31, 2021	57,500,000	57,500,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,807,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 5,750,000 shares subject to possible redemption)	181	181
Additional paid-in capital	—	—
Accumulated deficit	(1,815,864)	(1,695,036)
Total Stockholders’ Deficit	(1,815,683)	(1,694,855)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,800,124	$57,919,533

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from March 2, 2021 (Inception) Through March 31,
	2022	2021
Operating and formation costs	$103,618	$1,000
Franchise tax	23,000	—
Loss from operations	(126,618)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	5,790	—
Total other income, net	5,790	—

Net loss	$(120,828)	$(1,000)

Weighted average shares outstanding, common stock subject to possible redemption	5,750,000	—
Basic and diluted net loss per share, common stock subject to redemption	$(0.02)	$—
Weighted average shares outstanding, common stock, non-redeemable(1)	1,807,500	1,250,000
Basic and diluted net loss per share, common stock, non-redeemable	$(0.02)	$(0.00)

(1)	Excluded an aggregate of 187,500 shares subject to forfeiture at March 31, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,807,500	$181	$—	$(1,695,036)	$(1,694,855)

Net loss	—	—	—	(120,828)	(120,828)

Balance – March 31, 2022	1,807,500	$181	$—	$(1,815,864)	$(1,815,683)

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 2, 2021 (Inception)(1)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021	1,437,500	$144	$24,856	$(1,000)	$24,000

(1)	Included an aggregate of 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from March 2, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(120,828)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,790)	—
Changes in operating assets and liabilities:
Prepaid expenses	(10,496)	—
Accounts payable and accrued expenses	1,419	1,000
Net cash used in operating activities	(135,695)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	2,163	—
Net cash provided by investing activities	2,163	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(133,532)	25,000
Cash – beginning of period	370,278	—
Cash – end of period	$236,746	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$25,000
Offering costs paid by notes payable - related party	$—	$143,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $4,773,824 consisting of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $1,611,324 of other offering costs (which includes $1,244,400 of Representative Shares. See Note 7).

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $236,746 of cash held outside its Trust Account for use as working capital (the “Working Capital”). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $386,924 (see Note 5).

The promissory note from the Sponsor was paid in full on July 2, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5). To date, there were no amounts outstanding under any working capital loans.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by January 2, 2023, then the Company may cease all operations except for the purpose of liquidating. The liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. treasury securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $86,000 and $61,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate for three months ended March 31, 2022 and for the period from March 2, 2021 (commencement of operations) through March 31, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the three months ended March 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

	For the Three Months Ended March 31,		For the Period from March 2, 2021 (Inception) Through March 31,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(91,930)	$(28,898)	$—	$(1,000)

Denominator:
Weighted-average shares outstanding	5,750,000	1,807,500	—	1,250,000
Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$(0.00)

In connection with the underwriters’ full exercise of their over-allotment option on July 2, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units, inclusive of 750,000 Units sold to the underwriters on July 6, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one right (“Public Right”). Each Public Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination (see Note 6).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 2, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three months ended March 31, 2022, the Company incurred and paid $30,000 in fees for these services, of which such amount is included in operating and formation costs in the accompanying statement of operations. For the period from March 2, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

Promissory Notes — Related Parties

On March 3, 2021 the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. The note was paid in full on July 2, 2021. The Company can no longer borrow against this note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per unit. The Private Units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,807,500 shares of common stock issued and outstanding, excluding 5,750,000 of common stock subject to possible redemption which are presented as temporary equity.

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

The Representative Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s National Association of Securities Dealers (“NASD”) Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 8. FAIR VALUE MEASUREMENTS

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying condensed balance sheets.

At March 31, 2022, assets held in the Trust Account were comprised of $57,505,541 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company withdrew $2,163 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $57,501,914 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
March 31, 2022	Marketable securities held in Trust Account - Mutual Fund	1	$57,505,541
December 31, 2021	Marketable securities held in Trust Account - Mutual Fund	1	$57,501,914

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The Merger Agreement

On April 30, 2022, the Company, entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CH AUTO, Inc., a Cayman Islands exempted company (Pubco”), CH-AUTO Company Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Company Merger Sub”) and CH-AUTO TECHNOLOGY CORPORATION LTD., a company organized under the law of the People’s Republic of China, pursuant to which, among other things, the Company, Pubco, Company Merger Sub and CH-AUTO TECHNOLOGY CORPORATION LTD. intend to effect a merger of Company Merger Sub with and into the Company whereby the Company will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on The Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Merger Agreement.

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of 6 months from July 2, 2022 to January 2, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

As previously disclosed in the Company’s Current Report on Form 8-K, filed on May 3, 2022, on April 30, 2022, the Company, entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CH AUTO, Inc., a Cayman Islands exempted company (Pubco”), CH-AUTO Company Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Company Merger Sub”) and CH-AUTO TECHNOLOGY CORPORATION LTD., a company organized under the law of the People’s Republic of China, pursuant to which, among other things, the Company, Pubco, Company Merger Sub and CH-AUTO TECHNOLOGY CORPORATION LTD. intend to effect a merger of Company Merger Sub with and into the Company whereby the Company will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on The Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Merger Agreement. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, which is filed as Exhibit 2.1 hereto and incorporated by reference herein.

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of 6 months from July 2, 2022 to January 2, 2023.

SPAC Support Agreement

Contemporaneously with the execution of the Merger Agreement, the Sponsor and the directors of the Company entered into a support agreement, dated April 30, 2022 (the “SPAC Support Agreement”), pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed business combination. Each such holder also agreed not to transfer any shares of MCAF common stock owned by it unless the transferee executes a joinder agreement that provides that the transferee will become a party to the SPAC Support Agreement. The holders have also agreed not to seek redemption rights.

The foregoing description of the SPAC Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a form of which is included as Exhibit A to the Merger Agreement and as 10.1 to the Current Report on Form 8-K filed with the SEC on May 2, 2022, and incorporated herein by reference.

Company Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of Company common stock entered into a support agreement, dated April 30, 2022 (the “Company Support Agreement”), pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed business combination. The Company Support Agreement also covers any shares of Pubco common stock or of any successor entity of which ownership of record or the power to vote, directly or indirectly, is subsequently acquired by the stockholder prior to the termination of the Company Support Agreement. Each stockholder that executed the Company Support Agreement also agreed not to transfer any shares subject to the Company Support Agreement (with a limited exception in connection with the Reorganization) prior to the termination of the Company Support Agreement.

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a form of which is included as Exhibit B to the Merger Agreement and as 10.2 to the Current Report on Form 8-K filed with the SEC on May 2, 2022, and incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $120,828, which consists of operating and formation costs of $126,618, offset by interest income on investments held in the Trust Account of $5,790.

For the period from March 2, 2021 (inception) through March 31, 2021, we had a net loss of $1,000, which consists of operating and formation costs.

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

For the three months ended March 31, 2022, cash used in operating activities was $135,695. Net loss of $120,828 was affected by interest earned on investments held in the Trust Account of $5,790. Changes in operating assets and liabilities used $9,077 of cash for operating activities.

For the period from March 2, 2021 (inception) through March 31, 2021, cash used in operating activities was $0. Net loss of $1,000 was affected by changes in operating liabilities provided $1,000 of cash for operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $57,505,541 (including $5,541 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have withdrawn an amount of $2,163 to pay franchise and income taxes on interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $236,746. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until January 2, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a liquidation and subsequent dissolution. Management has determined that the liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 2, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Loss per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% and 0% for the Public Shares and 24% and 100% for the non-redeemable shares for the three months ended March 31, 2022 and for the period from March 2, 2021 (inception) through March 31, 2021, respectively, reflective of the respective participation rights.

As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement dated April 30, 2022 by and between Mountain Crest Acquisition Corp. IV, CH Auto Inc., CH-Auto Merger Sub Corp., and CH-Auto Technology Corporation, Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAF on May 3, 2022)
10.1	SPAC Stockholder Support Agreement dated as of April 30, 2022, by and among Mountain Crest Acquisition Corp. IV, CH-AUTO INC., CH-AUTO TECHNOLOGY CORPORATION, LTD., and certain holders of Mountain Crest Acquisition Corp. IV’s common stock (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by MCAF on May 3, 2022)
10.2	Company Support Agreement dated as of April 30, 2022, by and among CH-AUTO INC., CH-AUTO TECHNOLOGY CORPORATION, LTD. and Mountain Crest Acquisition Corp. IV, and certain holders of the equity interests of CH-AUTO TECHNOLOGY CORPORATION, LTD. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by MCAF on May 3, 2022)
10.3	Form of Company Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by MCAF on May 3, 2022)
10.4	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by MCAF on May 3, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. IV

Date: May 16, 2022	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)