Form 10-Q
period 2022-06-30
Mountain Crest Acquisition Corp. IV
filed 2022-08-15
CIK 1853774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 7,557,500 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II – OTHER INFORMATION		21

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	21

Item 4.	MINE SAFETY DISCLOSURES	21

Item 5.	OTHER INFORMATION	21

Item 6.	EXHIBITS	22

PART III – SIGNATURES		23

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$78,630	$370,278
Prepaid expenses	48,333	47,341
Marketable securities held in the Trust Account	57,583,185	57,501,914
TOTAL ASSETS	$57,710,148	$57,919,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$177,660	$101,888
Income taxes payable	1,581	—
Deferred underwriting fee payable	2,012,500	2,012,500
Total Liabilities	2,191,741	2,114,388

Commitments and Contingencies

Redeemable Common Stock
Common stock subject to possible redemption, 5,750,000 shares at $10.00 per share as of June 30, 2022 and December 31, 2021	57,500,000	57,500,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,807,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 5,750,000 shares subject to possible redemption)	181	181
Additional paid-in capital	—	—
Accumulated deficit	(1,981,774)	(1,695,036)
Total Stockholders’ Deficit	(1,981,593)	(1,694,855)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,710,148	$57,919,533

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 2, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating and formation costs	$241,973	$—	$368,591	$1,000
Loss from operations	(241,973)	—	(368,591)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	77,644	—	83,434	—
Total other income, net	77,644	—	83,434	—

Loss before provision for income taxes	(164,329)	—	(285,157)	(1,000)
Provision for income taxes	(1,581)	—	(1,581)	—
Net loss	$(165,910)	$—	$(286,738)	$(1,000)

Weighted average shares outstanding, common stock subject to possible redemption	5,750,000	—	5,750,000	—
Basic and diluted net loss per share, common stock subject to redemption	$(0.02)	$—	$(0.04)	$—
Weighted average shares outstanding, common stock, non-redeemable(1)	1,807,500	1,250,000	1,807,500	1,250,000
Basic and diluted net loss per share, common stock, non-redeemable	$(0.02)	$—	$(0.04)	$(0.00)

(1)	Excluded an aggregate of 187,500 shares subject to forfeiture at June 30, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,807,500	$181	$—	$(1,695,036)	$(1,694,855)

Net loss	—	—	—	(120,828)	(120,828)

Balance – March 31, 2022	1,807,500	181	—	(1,815,864)	(1,815,683)

Net loss	—	—	—	(165,910)	(165,910)

Balance – June 30, 2022	1,807,500	$181	$—	$(1,981,774)	$(1,981,593)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 2, 2021 (Inception)(1)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021	1,437,500	144	24,856	(1,000)	24,000

Net loss	—	—	—	—	—

Balance – June 30, 2021	1,437,500	$144	$24,856	$(1,000)	$24,000

(1)	Included an aggregate of 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended June 30,	For the Period from March 2, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(286,738)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(83,434)	—
Changes in operating assets and liabilities:
Prepaid expenses	(992)	—
Accounts payable and accrued expenses	75,772	1,000
Income taxes payable	1,581	—
Net cash used in operating activities	(293,811)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	2,163	—
Net cash provided by investing activities	2,163	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(291,648)	25,000
Cash – beginning of period	370,278	—
Cash – end of period	$78,630	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$25,000
Offering costs paid by notes payable - related party	$—	$182,024

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular the activities in connection with the proposed business combination transaction with CH Auto Technology Corporation, Ltd., a Cayman Islands exempted company, as described in Note 6, below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Pursuant to its Amended and Restated Certificate of Incorporation, the Company will proceed with a Business Combination provided the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company initially had until July 2, 2022 to consummate a Business Combination, however, based upon the execution of the Merger Agreement on April 30, 2022, the period of time for the Company to complete a business combination under its certificate of incorporation was extended for a period of 6 months from July 2, 2022 to January 2, 2023 (Note 6).

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $78,630 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

The accompanying unaudited condensed financial statements should be read in conjunction to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $122,000 and $61,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.96% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.55% and 0.00% for the six months ended June 30, 2022 and for the period from March 2, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from March 2, 2021 (inception) through June 30, 2021, due to the changes in valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the three and six months ended June 30, 2022, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the Period from March 2, 2021 (Inception) Through June 30,
	2022		2021		2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(126,230)	$(39,680)	$—	$—	$(218,160)	$(68,578)	$—	$(1,000)
Accretion of temporary equity to redemption value	$—	—	$—	$—	$—	$—	$—	$—
Allocation of net loss	$(126,230)	(39,680)	$—	$—	$(218,160)	$(68,578)	$—	$(1,000)

Denominator:
Weighted-average shares outstanding	5,750,000	1,807,500	—	1,250,000	5,750,000	1,807,500	—	1,250,000
Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$—	$(0.04)	$(0.04)	$—	$(0.00)

In connection with the underwriters’ full exercise of their over-allotment option on July 2, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 2, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, of which such amount is included in operating and formation costs in the accompanying statement of operations. For the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per unit. The Private Units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Contingent Fees

In connection with the closing of the initial business combination, the Company has agreed to pay $50,000 to its initial public offering legal counsel as deferred initial public offering fees. In the event the Business Combination is not completed, no deferred initial public offering amounts would be due.

The Merger Agreement

On April 30, 2022, the Company, entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CH AUTO, Inc., a Cayman Islands exempted company (“Pubco”), CH-AUTO Company Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Company Merger Sub”) and CH-AUTO TECHNOLOGY CORPORATION LTD., a company organized under the law of the People’s Republic of China, pursuant to which, among other things, the Company, Pubco, Company Merger Sub and CH-AUTO TECHNOLOGY CORPORATION LTD. intend to effect a merger of Company Merger Sub with and into the Company whereby the Company will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on The Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Merger Agreement.

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation was extended for a period of 6 months from July 2, 2022 to January 2, 2023.

M&A Advisory Agreement

The Company engaged Beijing Haohan Tianyu Investment Consulting Co., Ltd. (“BHTIC”) to act as its M&A Advisor to conduct local due diligence for the Company on CH AUTO by entering into the M&A Advisory Agreement on April 3, 2022. Pursuant to the M&A Advisory Agreement, the Company shall make a payment to BHTIC of an aggregate M&A Fee (the “M&A Fee”) equivalent to 1% of the post-money post-PIPE equity value of CH AUTO in shares of the post-transaction combined company to be issued upon closing of the Transaction at $10 per share.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,807,500 shares of common stock issued and outstanding, excluding 5,750,000 of common stock subject to possible redemption which are presented as temporary equity.

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

At June 30, 2022, assets held in the Trust Account were comprised of $57,583,185 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company withdrew $2,163 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $57,501,914 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2022	Marketable securities held in Trust Account - Mutual Fund	1	$57,583,185
December 31, 2021	Marketable securities held in Trust Account - Mutual Fund	1	$57,501,914

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

As previously disclosed in the Company’s Current Report on Form 8-K, filed on May 3, 2022, on April 30, 2022, the Company, entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CH AUTO, Inc., a Cayman Islands exempted company (Pubco”), CH-AUTO Company Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Company Merger Sub”) and CH-AUTO TECHNOLOGY CORPORATION LTD., a company organized under the law of the People’s Republic of China, pursuant to which, among other things, the Company, Pubco, Company Merger Sub and CH-AUTO TECHNOLOGY CORPORATION LTD. Intend to effect a merger of Company Merger Sub with and into the Company whereby the Company will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on The Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Merger Agreement. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2022, and incorporated by reference herein.

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of 6 months from July 2, 2022 to January 2, 2023. Any extension beyond January 2, 2023, would require that MCAF stockholders approve an amendment to the MCAF Amended and Restated Certificate of Incorporation to extend the period of time in which MCAF may consummate a business combination.

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

The foregoing description of the SPAC Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a form of which is included as Exhibit A to the Merger Agreement and as 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2022, and incorporated herein by reference.

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

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a form of which is included as Exhibit B to the Merger Agreement and as 10.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2022, and incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $165,910, which consists of operating and formation costs of $241,973 and a provision for income tax of $1,581, offset by interest income on marketable securities held in the Trust Account of $77,644.

For the six months ended June 30, 2022, we had a net loss of $286,738, which consists of operating and formation costs of $368,591 and a provision for income tax of $1,581, offset by interest income on marketable securities held in the Trust Account of $83,434.

For the three months ended June 30, 2021, we had no business operations.

For the period from March 2, 2021 (inception) through June 30, 2021, we had a net loss of $1,000, which consists of operating and formation costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $293,811. Net loss of $286,738 was affected by interest earned on investments held in the Trust Account of $83,434. Changes in operating assets and liabilities provided $76,361 of cash for operating activities.

For the period from March 2, 2021 (inception) through June 30, 2021, cash used in operating activities was $0. Net loss of $1,000 was affected by changes in operating liabilities which provided $1,000 of cash for operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $57,583,185 (including $83,185 of interest income) consisting of mutual funds which invests in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn an amount of $2,163 to pay franchise and income taxes on interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $78,630. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on July 2 2021, and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

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

Net Loss per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of loss per redeemable public share and loss per non-redeemable share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% and 0% for the Public Shares and 24% and 100% for the non-redeemable shares for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, for the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021, respectively, reflective of the respective participation rights.

As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

MOUNTAIN CREST ACQUISITION CORP. IV

Date: August 15, 2022	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)