Form 10-Q
period 2022-09-30
Mountain Crest Acquisition Corp. IV
filed 2022-11-14
CIK 1853774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 7,557,500 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II – OTHER INFORMATION		27

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURES	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS	28

PART III – SIGNATURES		29

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$57,469	$370,278
Prepaid expenses	40,508	47,341
Marketable securities held in the Trust Account	57,797,621	57,501,914
TOTAL CURRENT ASSETS	$57,895,598	$57,919,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$191,300	$101,888
Income taxes payable	48,010	-
Convertible note - related party	100,000	-
Deferred underwriting fee payable	2,012,500	2,012,500
Total Current Liabilities	2,351,810	2,114,388

Commitments and Contingencies

Redeemable Common Stock
Common stock subject to possible redemption, 5,750,000 shares at $10.03 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	57,680,611	57,500,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,807,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 5,750,000 shares subject to possible redemption)	181	181
Additional paid-in capital	-	-
Accumulated deficit	(2,137,004)	(1,695,036)
Total Stockholders’ Deficit	(2,136,823)	(1,694,855)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,895,598	$57,919,533

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 2, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Operating and formation costs	$187,526	$134,469	$556,117	$135,469
Loss from operations	(187,526)	(134,469)	(556,117)	(135,469)

Other income:
Interest earned on marketable securities held in Trust Account	259,336	699	342,770	699
Total other income	259,336	699	342,770	699

Income (Loss) before provision for income taxes	71,810	(133,770)	(213,347)	(134,770)
Provision for income taxes	(46,429)	-	(48,010)	-
Net income (loss)	$25,381	$(133,770)	$(261,357)	$(134,770)

Weighted average shares outstanding, common stock subject to possible redemption	5,750,000	5,592,391	5,750,000	2,426,887
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.01	$0.38	$(0.03)	$1.41
Weighted average shares outstanding, common stock, non-redeemable	1,807,500	1,786,576	1,807,500	1,482,854
Basic and diluted net income (loss) per share, common stock, non-redeemable	$(0.02)	$(1.27)	$(0.06)	$(2.40)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,807,500	$181	$-	$(1,695,036)	$(1,694,855)
Net loss	-	-	-	(120,828)	(120,828)

Balance – March 31, 2022	1,807,500	181	-	(1,815,864)	(1,815,683)
Net loss	-	-	-	(165,910)	(165,910)

Balance – June 30, 2022	1,807,500	181	-	(1,981,774)	(1,981,593)
Accretion of common shares to redemption amount	-	-	-	(180,611)	(180,611)
Net income	-	-	-	25,381	25,381

Balance – September 30, 2022	1,807,500	$181	$-	$(2,137,004)	$(2,136,823)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 2, 2021 (Inception)(1)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(1,000)	(1,000)

Balance – March 31, 2021	1,437,500	144	24,856	(1,000)	24,000
Net loss	-	-	-	-	-

Balance – June 30, 2021	1,437,500	144	24,856	(1,000)	24,000
Measurement of redeemable shares	-	-	4,887,500	-	4,887,500
Allocation of offering costs related to redeemable shares	-	-	4,368,049	-	4,368,049
Offering costs	-	-	(4,773,824)	-	(4,773,824)
Sale of 210,000 Private Placement Shares	210,000	21	2,099,979	-	2,100,000
Issuance of Representative Shares	160,000	16	1,244,384	-	1,244,400
Accretion of common shares to redemption amount	-	-	(7,850,944)	(1,404,605)	(9,255,549)
Net loss	-	-	-	(133,770)	(133,770)

Balance – September 30, 2021	1,807,500	$181	$-	$(1,539,375)	$(1,539,194)

(1)	Included an aggregate of 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended September 30,	For the Period from March 2, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(261,357)	$(134,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(342,770)	(699)
Changes in operating assets and liabilities:
Prepaid expenses	6,833	(73,929)
Accrued expenses	89,412	24,100
Income taxes payable	48,010	-
Net cash used in operating activities	(459,872)	(185,298)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(57,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	47,063	-
Net cash provided by (used in) investing activities	47,063	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	56,350,000
Proceeds from sale of Private Placement Units	-	2,100,000
Proceeds from issuance of common stock to Sponsor	-	25,000
Repayment of promissory note - related party	-	(386,924)
Proceeds from convertible promissory note - related party	100,000	-
Net cash provided by financing activities	100,000	58,088,076

Net Change in Cash	(312,809)	402,778
Cash – beginning of period	370,278	-
Cash – end of period	$57,469	$402,778

Non-Cash investing and financing activities:
Issuance of Representative Shares	$-	$1,244,400
Offering costs paid through promissory note	$-	$366,924
Prepaid expenses paid through promissory note	$-	$20,000
Initial Measurement of Class A common stock subject to possible redemption	$-	$48,244,451
Deferred underwriting fee payable	$-	$2,012,500
Accretion to Class A common stock subject to possible redemption	$180,611	$9,255,549

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular the activities in connection with the proposed business combination transaction with CH Auto Technology Corporation, Ltd., a Cayman Islands exempted company, as described in Note 6, below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $57,469 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5).

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. As of September 30, 2022 and December 31, 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit.

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

The accompanying unaudited condensed financial statements should be read in conjunction to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 5,750,000 common stock subject to possible redemption is presented at redemption value of $10.03 per share as of September 30, 2022 and $10.00 per share as of December 31, 2021 as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Allocation of offering costs related to redeemable shares	(4,368,049)
Proceeds allocated to Public Rights	(4,887,500)
Plus:
Accretion of carrying value to redemption value	9,255,549
Common stock subject to possible redemption, December 31, 2021	$57,500,000
Plus:
Accretion of carrying value to redemption value	180,611
Common stock subject to possible redemption, September 30, 2022	$57,680,611

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $148,554 and $61,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 64.66% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (22.50)% and 0.00% for the nine months ended September 30, 2022 and for the period from March 2, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from March 2, 2021 (inception) through September 30, 2021, due to the changes in valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and loss per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the three and nine months ended September 30, 2022, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from March 2, 2021 (Inception) Through September 30,
	2022		2021		2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(118,104)	$(37,126)	$(7,116,002)	$(2,273,317)	$(336,264)	$(105,704)	$(5,828,837)	$(3,561,482)
Accretion of temporary equity to redemption value	$180,611	-	$9,255,549	$-	$180,611	$-	$9,255,549	$-
Allocation of net income (loss)	$62,507	(37,126)	$2,139,547	$(2,273,317)	$(155,653)	$(105,704)	$3,426,712	$(3,561,482)

Denominator:
Weighted-average shares outstanding	5,750,000	1,807,500	5,592,391	1,786,576	5,750,000	1,807,500	2,426,887	1,482,854
Basic and diluted net income (loss) per share	$0.01	$(0.02)	$0.38	$(1.27)	$(0.03)	$(0.06)	$1.41	$(2.40)

In connection with the underwriters’ full exercise of their over-allotment option on July 2, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 2, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, of which such amount is included in operating and formation costs in the accompanying statement of operations. For the three months ended September 30, 2021 and for the period from March 2, 2021 (inception) through September 30, 2021, the Company incurred and paid $30,000 in fees for these services.

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

Convertible Note — Related Party

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of September 30, 2022 and December 31, 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

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

The Merger Agreement

On April 30, 2022, the Company entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CH AUTO Inc., a Cayman Islands exempted company (“Pubco”), Ch-Auto Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”) and CH-Auto Technology Corporation Ltd., a company organized under the laws of the People’s Republic of China (the “CH Auto”), pursuant to which, among other things, the Company, Pubco, Merger Sub and CH Auto intend to effect a merger of Merger Sub with and into the Company whereby the Company will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on the Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Merger Agreement.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,807,500 shares of common stock issued and outstanding, excluding 5,750,000 of common stock subject to possible redemption which are presented as temporary equity.

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

At September 30, 2022, assets held in the Trust Account were comprised of $57,797,621 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company withdrew $47,063 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $57,501,914 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
September 30, 2022	Marketable securities held in Trust Account - Mutual Fund	1	$57,797,621
December 31, 2021	Marketable securities held in Trust Account - Mutual Fund	1	$57,501,914

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit.

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

Recent Developments

As previously disclosed in the Company’s Current Report on Form 8-K, filed on May 3, 2022, on April 30, 2022, the Company entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CH AUTO Inc., a Cayman Islands exempted company (“Pubco”), Ch-Auto Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”) and CH-Auto Technology Corporation Ltd., a company organized under the laws of the People’s Republic of China (the “CH Auto”), pursuant to which, among other things, the Company, Pubco, Merger Sub and CH Auto intend to effect a merger of Merger Sub with and into the Company whereby the Company will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on the Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Merger Agreement.

Immediately after Pubco’s Registration Statement on Form F-4 is declared effective (the “Effective Date”) but no later than five (5) Business Days prior to the Effective Time, CH Auto shall deliver to Pubco and the Company a schedule setting forth the names of each stockholder and such stockholder’s respective percentage interest in CH Auto Merger Consideration (the “Equityholder Allocation Schedule”). Immediately after the delivery of the Equityholder Allocation Schedule, Pubco shall conduct a reverse stock split (the “Pubco Reverse Stock Split”) of its then issued and outstanding Pubco Class A Ordinary Shares. At the time the Pubco Reverse Stock Split is completed, each Pubco Shareholder who holds Pubco Class A Ordinary Shares immediately before the Pubco Reverse Stock Split (the “Pubco Reorganization Shareholder”) shall automatically receive the corresponding Company Merger Consideration as set forth in the Equityholder Allocation Schedule, without any change in the par value of $0.00001 per share, in exchange for all the Pubco Class A Ordinary Shares held by such Pubco Reorganization Shareholder immediately prior to the Pubco Reverse Stock Split. The corresponding Company Merger Consideration issued to each Pubco Reorganization Shareholder shall be equal to the product of (1) the number of Pubco Class A Ordinary Shares held by such Pubco Reorganization Shareholder immediately prior to the delivery of the applicable Equityholder Allocation Schedule multiplied by (2) the Conversion Ratio.

Concurrently with the Pubco Reverse Stock Split, by virtue of the Reorganization and without any action on the part of the Company, Merger Sub, CH Auto, or their respective stockholders, Pubco shall issue to each Company stockholder that participates in the Reorganization or each’s designee(s) (the “Company Reorganization Stockholders,” together with the Pubco Reorganization Shareholders, the “Reorganization Shareholders”) the corresponding Company Merger Consideration as set forth in the Equityholder Allocation Schedule at par value per share or other value as determined as part of the Reorganization by the board of directors of Pubco. The corresponding Company Merger Consideration issued to each Company Reorganization Stockholder shall be equal to the product of (1) the number of shares of Company Common Stock held by such Company Reorganization Stockholder on an as-converted and fully-diluted basis immediately prior to the delivery of the applicable Equityholder Allocation Schedule multiplied by (2) the Conversion Ratio. The Company Reorganization Stockholders, other than the founders of CH Auto who shall receive Pubco Class B Ordinary Shares, shall receive Pubco Class A Ordinary Shares. Company Merger Consideration means the sum of all Pubco Class A Ordinary Shares and Pubco Class B Ordinary Shares received by the Reorganization Shareholders.

Immediately after the issuance of CH Auto Merger Consideration, but before the Closing of the Merger, Pubco’s subsidiary, CH-Auto (Hong Kong) Limited (“CH-Auto HK”), shall acquire all the shares of CH Auto’s equity securities (the “Company Common Stock”) held by each Company Reorganization Stockholder at par value or other value as agreed between CH-Auto HK and the CH Auto Reorganization Stockholders (the “HK Share Purchase”). Upon the completion of the HK Share Purchase, CH-Auto HK shall directly own no less than ninety percent (90%) of the then-issued and outstanding equity interests in CH Auto representing no less than ninety percent (90%) of the voting rights of all the outstanding equity interest entitled to vote on matters CH Auto can submit to a vote of its shareholders.

The Pubco Reverse Stock Split, the HK Share Purchase and the issuance of CH Auto Merger Consideration to the Reorganization Shareholders as described above are collectively referred to herein as the “Reorganization.” The Reorganization and the Merger Agreement are collectively referred to herein as the “Business Combination.” The Merger Agreement, as amended, provides, that the outside date for the closing of the Business Combination iis November 15, 2022 the “Outside Date”). All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Merger Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $25,381, which consists of interest income on marketable securities held in the Trust Account of $259,336, offset by operating and formation costs of $187,526 and a provision for income taxes of $46,429.

For the nine months ended September 30, 2022, we had a net loss of $261,357, which consists of operating and formation costs of $556,117 and a provision for income taxes of $48,010, offset by interest income on marketable securities held in the Trust Account of $342,770.

For the three months ended September 30, 2021, we had a net loss of $133,770, which consists of operating costs of $134,469, offset by interest income on marketable securities held in the Trust Account of $699.

For the period from March 2, 2021 (inception) through September 30, 2021, we had a net loss of $134,770, which consists of operating costs of $135,469, offset by interest income on marketable securities held in the Trust Account of $699.

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

For the nine months ended September 30, 2022, cash used in operating activities was $459,872. Net loss of $261,357 was affected by interest earned on marketable securities held in the Trust Account of $342,770. Changes in operating assets and liabilities provided $144,255 of cash for operating activities.

For the period from March 2, 2021 (inception) through September 30, 2021, cash used in operating activities was $185,298. Net loss of $134,770 was affected by interest earned on marketable securities held in the Trust Account of $699. Changes in operating assets and liabilities used $49,829 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $57,797,621 (including $297,621 of interest income) consisting of mutual funds which invests in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn an amount of $47,063 to pay franchise and income taxes on interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $57,469. We intend to use the funds held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on target businesses, travel to and from the offices, plants or similar locations of target businesses or their representatives or owners, review corporate documents and material agreements of target businesses, and structure, negotiate and complete the Merger.

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

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of September 30, 2022 and December 31, 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company engaged BHTIC to act as its M&A Advisor to conduct local due diligence for the Company on CH AUTO by entering into the M&A Advisory Agreement on April 3, 2022. Pursuant to the M&A Advisory Agreement, the Company shall make a payment to BHTIC of an aggregate M&A Fee equivalent to 1% of the post-money post-PIPE equity value of CH AUTO in shares of the post-transaction combined company to be issued upon closing of the Transaction at $10 per share.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and loss per non-redeemable share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% and 0% for the Public Shares and 24% and 100% for the non-redeemable shares for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 2, 2021 (inception) through September 30, 2021, respectively, reflective of the respective participation rights.

As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

MOUNTAIN CREST ACQUISITION CORP. IV

Date: November 14, 2022	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)