Form 10-K
period 2022-12-31
Mountain Crest Acquisition Corp. IV
filed 2023-04-03
CIK 1853774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-41062

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $72,520,625.

The number of shares outstanding of the Registrant’s shares of common stock as of April 3, 2023 was 5,124,980, including shares of common stock underlying the units and rights.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOUNTAIN CREST ACQUISITION CORP. IV

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

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

ii

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

Recent Developments

As previously disclosed, on April 30, 2022, MCAF entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among MCAF, CH AUTO Inc., a Cayman Islands exempted company (“CH AUTO” or “Pubco”), Ch-Auto Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”) and CH-AUTO TECHNOLOGY CORPORATION LTD., a company organized under the laws of the People’s Republic of China (the “Company”), pursuant to which, among other things, MCAF, Pubco, Merger Sub and the Company intend to effect a merger of Merger Sub with and into MCAF whereby MCAF will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on the Nasdaq Stock Market. On December 23, 2022, MCAF disclosed that the parties to the Merger Agreement amended the Merger Agreement by executing an Amended and Restated Agreement and Plan of Merger, dated December 23, 2022 (the “A&R Merger Agreement”). All capitalized terms used herein and not defined shall have the meanings ascribed to them in the A&R Merger Agreement.

On March 1, 2023, MCAF, CH-AUTO, Pubco and Merger Sub entered into an amendment (the “Amendment”) to the A&R Merger Agreement. The Amendment provides that (i) instead of acquiring at least 90% of the CH AUTO, MCAF would only need to acquire at least 71.2184% of CH AUTO to consummate the Closing, (ii) immediately after the Closing, Pubco’s board of directors (the “Post-Closing Pubco Board”) will consist of five (5) members, among which one (1) person shall be designated by Sponsor, four (4) persons shall be designated by CH AUTO and at least two (2) persons of the Post-Closing Pubco Board shall qualify as independent directors under the Securities Act and Nasdaq rules, (iii) modified the timing of CH AUTO’s delivery of the Equityholder Allocation Schedule, (iv) simultaneously with and in exchange for the issuance of the CH AUTO Merger Consideration, but before the Closing of the Merger, Pubco’s subsidiary, CH-Auto (Hong Kong) Limited (“CH-Auto HK”), or a then-established wholly-owned PRC subsidiary of CH-Auto HK (together with CH-Auto HK, the “Holding Company”, as the context may require), shall acquire all the shares of CH AUTO’s equity securities (the “Company Common Stock”) held by each Company Reorganization Stockholder at par value or other value as agreed between the Holding Company and the Company Reorganization Stockholders (the “HK Share Purchase”); provided however, certain Company Reorganization Stockholders that are the directors, supervisors or senior executives of the Company (each a “DSO Stockholder” and together, the “DSO Stockholders”) shall each transfer up to 25% of the stocks of CH AUTO held by him or her due to restrictions under the PRC laws. Each DSO Stockholder shall further enter into a voting rights proxy agreement (the “Voting Rights Proxy Agreement”) and an economic rights transfer agreement (the “Economic Rights Transfer Agreement”) with the Holding Company (the “HK Voting Rights Entrustment”), pursuant to which each DSO Stockholder shall transfer and assign to the Holding Company (i) all of their respective voting rights in connection with the remaining shares of Company Common Stock held by them (the “DSO’s Remaining Shares”) pursuant to the Voting Rights Proxy Agreement and (ii) all of their economic rights, including the right to receive dividends, in connection the DSO’s Remaining Shares, pursuant to the Economic Rights Transfer Agreement. The Pubco Ordinary Shares issued to each DSO Shareholder in exchange for such DSO’s Remaining Shares, shall be subject to restrictions on transfer, conveyance, assignment and further encumbrance until the DSO Shareholder transfers and conveys the underlying shares of Company Common Stock to the Holding Company. Upon the completion of the HK Share Purchase, and after giving effect to the HK Voting Right Entrustment (the “Reorganization Closing”), the Holding Company shall (1) have the ability to direct, directly or indirectly, at least 71.2184% of the voting rights of all outstanding equity securities of CH AUTO entitled to vote, (2) own, directly or indirectly, at least 71.2184% of the economic rights of all the outstanding equity securities in CH AUTO, and (3) own, directly or indirectly own at least 37.8426% of the then-issued and outstanding equity interests in CH AUTO; (v) revised the definitions of Company Employee Option and Company FA Option, (vi) CH AUTO shall advance MCAF the aggregate amount of Seven Hundred and Fifty Thousand Dollars ($750,000) in two payments (the “Loans”) to fund the payment of the expenses incurred, in connection with two (2) extensions of the period of time for MCAF to consummate a business combination and for working capital for the Company; (vi) in the event CH AUTO funds the initial payment of the Loan, the Outside Date shall be extended from May 15, 2023 to July 2, 2023, (viii) revised the timing, steps and procedure for the Reorganization and (ix) permitted CH AUTO to convert outstanding debt from a lender in the amount of RMB 39 million into 15.6 million shares of CH AUTO, at a conversion price of RMB 2.5 per share. The transactions contemplated by the A&R Agreement and the Amendment are collectively referred to as the “Business Combination.”

On March 27, 2023, MCAF extended the time it has to complete its initial business combination from April 2, 2023 to July 2, 2023 by depositing $343,936 in to MCAF’s trust account on March 29, 2023 (the “Extension Payment”). CH Auto Technology Corporation Ltd. (the “Target”) loaned MCAF $350,000 to fund the Extension Payment. On March 29, 2023, MCAF issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to the Target. Pursuant to the Note, the Target loaned MCAF an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which MCAF consummates an initial business combination with a target business, or (ii) the date MCAF liquidates if a business combination is not consummated. The Note does not bear interest. In the event that MCAF does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of MCAF’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by MCAF into the its common stock or ordinary shares, at the Target’s option, at a price of $10.00 per share of common stock or ordinary share. The proceeds of the Note have been used by the Company to make a deposit $343,936 into the trust account to extend the time period for the Company to consummate its initial business combination from April 2, 2023 to July 2, 2023.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of Fifty Nine Thousand Seven Hundred Ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $59,710.08 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty.

The foregoing summary of the Merger Agreement and the Note does not purport to be complete and is qualified in its entirety by reference to the actual A&R Merger Agreement, dated December 23, 2022, which is attached hereto as Exhibit 2.2, the Amendment, dated March 1, 2023, which is attached hereto as Exhibit 2.3, and the Note, dated March 29, 2023, which is attached hereto as Exhibit 10.9.

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

In March 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. III (“MCAE”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAE. MCAE completed its initial public offering in June 2021, in which it sold 5,417,193 units, each consisting of one share of MCAE common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $54,171,930. On February 17, 2023, MCAE announced that in a special meeting of stockholders held on February 7, 2023, its stockholders voted to approve its proposed business combination with ETAO International Group (“ETAO”). The business combination was closed on February 17, 2021. As part of the consummation of the business combination, MCAE merged with and into ETAO International Co., Ltd., a Cayman Islands exempted company (“PubCo”), a wholly owned subsidiary of the MCAE, with PubCo being the surviving corporation in such merger (the “Redomestication Merger”) and (2) ETAO merged with and into Merger Sub, a wholly owned subsidiary of PubCo, with ETAO as the surviving corporation in such merger (the “Acquisition Merger”). After giving effect to both the Redomestication Merger and the Acquisition Merger, ETAO became a wholly owned subsidiary of PubCo. The combined company began trading on February 21, 2023, on Nasdaq Capital Market under the new ticker symbol “ETAO”.

Further, in April 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. V (“MCAG”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAG. MCAG completed its initial public offering in November 2021, in which MCAG sold 6,900,000 units, each consisting of one share of MCAG common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $69,000,000. On October 19, 2022, MCAG entered into a certain agreement and plan of merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with AUM Biosciences Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 201810204D (the “Company”). On January 27, 2023, MCAG, the Company, AUM Biosciences Limited, a Cayman Islands exempted company (“Holdco”), AUM Biosciences Subsidiary Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 202238778Z and a direct wholly-owned subsidiary of Holdco (“Amalgamation Sub”), and AUM Biosciences Delaware Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Holdco (“Merger Sub”) entered into a joinder agreement pursuant to which Holdco, Amalgamation Sub, and Merger Sub joined the Business Combination Agreement as parties. On February 10, 2023, SPAC, the Company, Holdco, Amalgamation Sub, and Merger Sub entered into an amendment to Business Combination Agreement (the “Amendment”) to extend the Outside Date in the Business Combination Agreement from February 15, 2023 to May 15, 2023.

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

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since March 2021. Dr. Liu has been a director of Better Therapeutics Inc. (Nasdaq: BTTX) since it closed its business combination with Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) in October 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II from July 2020 until it closed its business combination with Better Therapeutics Inc. He has also been a director of Etao International Co., Ltd. (Nasdaq: ETAO) since it closed its business combination with Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) on February 17, 2023. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. III from March 2021 until it closed its business combination with Etao International Co., Ltd. He has been serving as the Chairman, Chief Executive Officer, and Chief Financial Officer of Mountain Crest Acquisition Corp. V (Nasdaq: MCAG) since April 2021. Dr. Liu was a director of PLBY Group, Inc. (Nasdaq: PLBY) from the closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp from November 2019 until it closed its business combination with PLBY Group, Inc. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since March 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. V (Nasdaq: MCAG) since April 2021. A veteran in the oil and gas industry with over 30 years of professional experience, Mr. Haight currently serves as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc., which he joined in June 2020. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Epic Companies filed for bankruptcy in August 2019. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

Dr. Todd Milbourn has been a member of our board of directors since March 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. V (Nasdaq: MCAG) since April 2021. Dr. Milbourn is the Vice Dean and Hubert C. and Dorothy R. Moog Professor of Finance at Washington University Olin Business School, where he has researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings since June 2000. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since March 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. V (Nasdaq: MCAG) since April 2021. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

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

As more fully discussed in “Management - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant pre-existing fiduciary duties or contractual obligations.

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

Certificate of Incorporation

If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	our charter states that we will not consummate any business combination unless it has net tangible assets of at least $5,000,001 upon consummation of such business combination and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months (or 15 or 18 months, as applicable) the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Holders of Record

As of December 31, 2022, there were 7,381,022 of our shares of Common Stock issued and outstanding held by 2 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2022, a total of $57,501,914 was held in the trust account, $57,500,000 of which is the proceeds from the IPO and Private Placement and $1,914 of which was interest income generated by the proceeds in trust.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of 6 months from July 2, 2022 to January 2, 2023. Any extension beyond January 2, 2023, would require that the Company stockholders approve an amendment to the Company Amended and Restated Certificate of Incorporation to extend the period of time in which he Company may consummate a business combination.

Subsequently, as approved by its stockholders at the special meeting of Stockholders held on December 15, 2022 (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement, dated as of June 29, 2021, with Continental Stock Transfer & Trust Company, on December 15, 2022 (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement for a period of 3 months from January 2, 2023 to April 2, 2023, plus an option for the Company to further extend such date to July 2, 2023 and to be further extended to the extent the Company’s Amended and Restated Certificate of Incorporation is amended to extend the Business Combination Period. The Company extended the time it has to complete its initial business combination from January 2, 2023, to April 2, 2023 by depositing $581,000 into the trust account on December 16, 2022.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 15, 2022, 2,432,520 shares were tendered for redemption.

On December 23, 2022, the Company, Pubco, Merger Sub and CH Auto entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”). Specifically, the A&R Merger Agreement amended and modified the Merger Agreement to: (a) provide that all options issued by the Company prior to the Business Combination shall be included in Company Merger Consideration that will be issued in connection with the closing of the Business Combination, (b) extend the date by which Pubco shall secure subscription agreements with investors relating to a purchase of Pubco Class A Ordinary Shares through a private placement, in each case on terms consented by the Company, pursuant to which the aggregate amount of investment is no less than $100,000,000 at the Closing, and (c) update and conform the terms of the Merger Agreement for the passage of time and satisfaction of certain conditions to the Closing of the Merger.

As previously disclosed, on April 30, 2022, MCAF entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among MCAF, CH AUTO Inc., a Cayman Islands exempted company (“CH AUTO” or “Pubco”), Ch-Auto Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”) and CH-AUTO TECHNOLOGY CORPORATION LTD., a company organized under the laws of the People’s Republic of China (the “Company”), pursuant to which, among other things, MCAF, Pubco, Merger Sub and the Company intend to effect a merger of Merger Sub with and into MCAF whereby MCAF will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on the Nasdaq Stock Market. On December 23, 2022, MCAF disclosed that the parties to the Merger Agreement amended the Merger Agreement by executing an Amended and Restated Agreement and Plan of Merger, dated December 23, 2022 (the “A&R Merger Agreement”). All capitalized terms used herein and not defined shall have the meanings ascribed to them in the A&R Merger Agreement.

On March 1, 2023, MCAF, CH-AUTO, Pubco and Merger Sub entered into an amendment (the “Amendment”) to the A&R Merger Agreement. The Amendment provides that (i) instead of acquiring at least 90% of the CH AUTO, MCAF would only need to acquire at least 71.2184% of CH AUTO to consummate the Closing, (ii) immediately after the Closing, Pubco’s board of directors (the “Post-Closing Pubco Board”) will consist of five (5) members, among which one (1) person shall be designated by Sponsor, four (4) persons shall be designated by CH AUTO and at least two (2) persons of the Post-Closing Pubco Board shall qualify as independent directors under the Securities Act and Nasdaq rules, (iii) modified the timing of CH AUTO’s delivery of the Equityholder Allocation Schedule, (iv) simultaneously with and in exchange for the issuance of the CH AUTO Merger Consideration, but before the Closing of the Merger, Pubco’s subsidiary, CH-Auto (Hong Kong) Limited (“CH-Auto HK”), or a then-established wholly-owned PRC subsidiary of CH-Auto HK (together with CH-Auto HK, the “Holding Company”, as the context may require), shall acquire all the shares of CH AUTO’s equity securities (the “Company Common Stock”) held by each Company Reorganization Stockholder at par value or other value as agreed between the Holding Company and the Company Reorganization Stockholders (the “HK Share Purchase”); provided however, certain Company Reorganization Stockholders that are the directors, supervisors or senior executives of the Company (each a “DSO Stockholder” and together, the “DSO Stockholders”) shall each transfer up to 25% of the stocks of CH AUTO held by him or her due to restrictions under the PRC laws. Each DSO Stockholder shall further enter into a voting rights proxy agreement (the “Voting Rights Proxy Agreement”) and an economic rights transfer agreement (the “Economic Rights Transfer Agreement”) with the Holding Company (the “HK Voting Rights Entrustment”), pursuant to which each DSO Stockholder shall transfer and assign to the Holding Company (i) all of their respective voting rights in connection with the remaining shares of Company Common Stock held by them (the “DSO’s Remaining Shares”) pursuant to the Voting Rights Proxy Agreement and (ii) all of their economic rights, including the right to receive dividends, in connection the DSO’s Remaining Shares, pursuant to the Economic Rights Transfer Agreement. The Pubco Ordinary Shares issued to each DSO Shareholder in exchange for such DSO’s Remaining Shares, shall be subject to restrictions on transfer, conveyance, assignment and further encumbrance until the DSO Shareholder transfers and conveys the underlying shares of Company Common Stock to the Holding Company. Upon the completion of the HK Share Purchase, and after giving effect to the HK Voting Right Entrustment (the “Reorganization Closing”), the Holding Company shall (1) have the ability to direct, directly or indirectly, at least 71.2184% of the voting rights of all outstanding equity securities of CH AUTO entitled to vote, (2) own, directly or indirectly, at least 71.2184% of the economic rights of all the outstanding equity securities in CH AUTO, and (3) own, directly or indirectly own at least 37.8426% of the then-issued and outstanding equity interests in CH AUTO; (v) revised the definitions of Company Employee Option and Company FA Option, (vi) CH AUTO shall advance MCAF the aggregate amount of Seven Hundred and Fifty Thousand Dollars ($750,000) in two payments (the “Loans”) to fund the payment of the expenses incurred, in connection with two (2) extensions of the period of time for MCAF to consummate a business combination and for working capital for the Company; (vi) in the event CH AUTO funds the initial payment of the Loan, the Outside Date shall be extended from May 15, 2023 to July 2, 2023, (viii) revised the timing, steps and procedure for the Reorganization and (ix) permitted CH AUTO to convert outstanding debt from a lender in the amount of RMB 39 million into 15.6 million shares of CH AUTO, at a conversion price of RMB 2.5 per share. The transactions contemplated by the A&R Agreement and the Amendment are collectively referred to as the “Business Combination.”

On March 27, 2023, MCAF extended the time it has to complete its initial business combination from April 2, 2023 to July 2, 2023 by depositing $343,936 in to MCAF’s trust account on March 29, 2023 (the “Extension Payment”). CH Auto Technology Corporation Ltd. (the “Target”) loaned MCAF $350,000 to fund the Extension Payment. On March 29, 2023, MCAF issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to the Target. Pursuant to the Note, the Target loaned MCAF an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which MCAF consummates an initial business combination with a target business, or (ii) the date MCAF liquidates if a business combination is not consummated. The Note does not bear interest. In the event that MCAF does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of MCAF’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by MCAF into the its common stock or ordinary shares, at the Target’s option, at a price of $10.00 per share of common stock or ordinary share. The proceeds of the Note have been used by the Company to make a deposit $343,936 into the trust account to extend the time period for the Company to consummate its initial business combination from April 2, 2023 to July 2, 2023.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of Fifty Nine Thousand Seven Hundred Ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $59,710.08 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty.

SPAC Support Agreement

Contemporaneously with the execution of the Merger Agreement, the Sponsor and the directors of the Company entered into a support agreement, dated April 30, 2022 (the “SPAC Support Agreement”), pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed business combination. Each such holder also agreed not to transfer any shares of the Company common stock owned by it unless the transferee executes a joinder agreement that provides that the transferee will become a party to the SPAC Support Agreement. The holders have also agreed not to seek redemption rights.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through December 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $111,447, which consists of operating and formation costs of $749,746 and a provision for income taxes of $136,619, offset by interest income on marketable securities held in the Trust Account of $774,918.

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

For the year ended December 31, 2022, cash used in operating activities was $523,059. Net loss of $111,447 was affected by interest earned on marketable securities held in the Trust Account of $774,918. Changes in operating assets and liabilities provided $363,306 of cash for operating activities.

For the period from March 2, 2021 (inception) through December 31, 2021, cash used in operating activities was $217,798. Net loss of $290,431 was affected by interest earned on investments held in the Trust Account of $1,914. Changes in operating assets and liabilities provided $74,547 of cash for operating activities.

As of December 31, 2022, we had investments held in the Trust Account of $ 34,084,917 (including $776,832 of interest income) consisting of mutual funds which invests in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn an amount of $247,881 to pay franchise and income taxes on interest earned from the Trust Account.

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

As of December 31, 2022, we had cash of $195,100. We intend to use the funds held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on target businesses, travel to and from the offices, plants or similar locations of target businesses or their representatives or owners, review corporate documents and material agreements of target businesses, and structure, negotiate and complete the Merger.

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

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of December 31, 2022 and 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. No amounts have been drawn on this promissory note as of December 31, 2022.

On December 21, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $581,000 (the “Note”) to the Target. The Promissory Note is non-interest bearing and payable on the earlier the date on which Maker consummates a business combination with target businesses, or (ii) the date the Maker liquidates if a business combination is not consummated (the “Due Date”). The principal balance may be prepaid at any time. The principal balance shall be payable by the Maker either: (i) in cash, or (ii) in shares of Maker’s common stock (the “Conversion Shares”), par value $0.0001, at the Payee’s election in writing. Payee may elect to convert any outstanding principal balance into Conversion Shares, at any time when this Note remains outstanding, at a fixed conversion price of $10.00 per share. No amounts have been drawn on this promissory note as of December 31, 2022.

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

Going Concern

We have until July 2, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a liquidation and subsequent dissolution. Management has determined that the liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 2, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and loss per non-redeemable share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% and 68% for the Public Shares and 24% and 32% for the non-redeemable shares for the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, respectively, reflective of the respective participation rights.

As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 30, 2022.

Name	Age	Position
Suying Liu	35	Chairman, Chief Executive Officer and Chief Financial Officer
Nelson Haight	58	Director
Todd Milbourn	54	Director
Wenhua Zhang	53	Director

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since March 2021. Dr. Liu has been a director of Better Therapeutics Inc. (Nasdaq: BTTX) since it closed its business combination with Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) in October 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II from July 2020 until it closed its business combination with Better Therapeutics Inc. He has also been a director of Etao International Co., Ltd. (Nasdaq: ETAO) since it closed its business combination with Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) in February 17, 2023. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. III from March 2021 until it closed its business combination with Etao International Co., Ltd. He has been serving as the Chairman, Chief Executive Officer, and Chief Financial Officer of Mountain Crest Acquisition Corp. V (Nasdaq: MCAG) since April 2021. Dr. Liu was a director of PLBY Group, Inc. (Nasdaq: PLBY) from the closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp from November 2019 until it closed its business combination with PLBY Group, Inc. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since March 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. V (Nasdaq: MCAG) since April 2021. A veteran in the oil and gas industry with over 30 years of professional experience, Mr. Haight currently serves as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc., which he joined in June 2020. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Epic Companies filed for bankruptcy in August 2019. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

Dr. Todd Milbourn has been a member of our board of directors since March 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. V (Nasdaq: MCAG) since April 2021. Dr. Milbourn is the Vice Dean and Hubert C. and Dorothy R. Moog Professor of Finance at Washington University Olin Business School, where he has researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings since June 2000. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since March 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. V (Nasdaq: MCAG) since April 2021. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

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

Audit Committee

Our audit committee of the board of directors consists of Nelson Haight, Dr. Todd Milbourn and Wenhua Zhang, each of whom is an independent director. Dr. Todd Milbourn serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.\

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

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. For example, all of our directors and officers currently serve in management positions for Mountain Crest Acquisition Corp. V (Nasdaq: MCAG), a special purpose acquisition company incorporated in Delaware. Our directors and officers may continue to involve in the formation of other special purpose acquisition companies in the future. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, SPAChub Global LLC has agreed that the private units will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

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

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Suying Liu	Better Therapeutics Inc.	Healthcare	Director
	ETAO International Co., Ltd.	Healthcare	Director
	Mountain Crest Acquisition Corp. V	Special purpose acquisition company	Chairman, Chief Executive Officer, and Chief Financial Officer

Nelson Haight	Key Energy Services, Inc.	Energy	Senior Vice President, Chief Financial Officer and Treasurer
	Mountain Crest Acquisition Corp. V	Special purpose acquisition company	Director

Todd Milbourn	Washington University Olin Business School	Higher Education	Vice Dean and Professor
	Mountain Crest Acquisition Corp. V	Special purpose acquisition company	Director

Wenhua Zhang	Azia Capital LP	Finance	Partner
	Mountain Crest Acquisition Corp. V	Special purpose acquisition company	Director

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 3, 2023 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 3, 2023, we had 5,124,980 shares of Common Stock issued and outstanding, including shares of common stock underlying the units and rights.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Mountain Crest Holdings IV LLC(2)	1,641,500	32%
Suying Liu(3)	1,641,500	32%
Nelson Haight	2,000	*
Todd T. Milbourn	2,000	*
Wenhua Zhang	2,000	*
All directors and executive officers as a group (4 individuals)	1,647,500	32%
Barclays PLC(4)	436,848	8.5%
Hudson Bay Capital Management LP(5)	682,952	13.3%
Linden Capital L.P.(6)	481,724	9.4%
Karpus Investment Management(7)	433,871	8.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mountain Crest Acquisition Corp. IV, 311 West 43rd Street, 12th Floor, New York, New York 10036.
(2)	Dr. Suying Liu has voting and dispositive power over the shares owned by Mountain Crest Holdings IV LLC.
(3)	Consists of shares owned Mountain Crest Holdings IV LLC, over which Dr. Suying Liu has voting and dispositive power.
(4)	Based on information provided in an amended Schedule 13G filed on February 8, 2022. The securities being reported on by Barclays PLC, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC. Barclays Bank PLC is a non-US banking institution registered with the Financial Conduct Authority authorised by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Capital Inc., a Connecticut business entity, owns 245,000 shares of the Company’s common stock. The address of the principal office of Barclays PLC and Barclays Bank PLC is 1 Churchill Place, London, E14 5HP, England. The address of the principal office of Barclays Capital Inc. is 745 Seventh Ave, New York, NY 10019.
(5)	Based on information provided in a Schedule 13G filed on January 10, 2023. Hudson Bay Capital Management LP serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities are held. As such,Hudson Bay Capital Management LP may be deemed to be the beneficial owner of all securities aforementioned held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Hudson Bay Capital Management LP. Mr. Gerber disclaims beneficial ownership of these securities. The address of the principal office of Hudson Bay Capital Management LP and Sander Gerber is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(6)	Based on information provided in an amended Schedule 13G filed on January 30, 2023. Each of Linden Advisors LP and Mr. Siu Min Wong may be deemed the beneficial owner of 511,333 shares of the Company’s common stock. This amount consists of 481,724 shares of the Company’s common stock held by Linden Capital L.P. and 29,609 Shares held by separately managed accounts. As of December 31, 2022, each of Linden GP LLC and Linden Capital L.P. may be deemed the beneficial owner of the 481,724 Shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(7)	Based on information provided in an amended Schedule 13G filed on January 10, 2023. Karpus Management, Inc. (“Karpus”), d/b/a Karpus Investment Management, is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The Company’s shares of Common Stock are owned directly by the accounts managed by Karpus. The address of the principal office of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

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

Our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of one share of our common stock and one warrant, which common stock and rights would be identical to the common stock and rights included in the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no other proceeds from our trust account would be used for such repayment.

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

Promissory Note - Related Party

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

Audit Fees. During the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $56,445 and $69,785, respectively, for the services UHY performed in connection with the review of our quarterly reports and the audit of the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, respectively.

Audit-Related Fees. During the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, our independent registered public accounting firms did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $4,625 and $0, respectively, for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, there were $43,080 and $0 in fees, respectively, provided by our independent registered public accounting firm other than those set forth above.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of Fifty Nine Thousand Seven Hundred Ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 29, 2021, by and between the Registrant and Network 1 Financial Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
2.1	Merger Agreement dated April 30, 2022 by and between Mountain Crest Acquisition Corp. IV, CH-Auto Technology Corporation, Ltd. CH-Auto Technology Corporation, Ltd., and Wensheng Liu, in his capacity as the Company Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
2.2	Amended and Restated Agreement and Plan of Merger, dated December 23, 2022 by and between Mountain Crest Acquisition Corp. IV, CH Auto Technology Corporation Ltd., CH Auto, Inc. and CH Auto Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 23, 2022)
2.3

Amendment, dated March 1, 2023, to the Amended and Restated Agreement and Plan of Merger, dated December 23, 2022 by and between Mountain Crest Acquisition Corp. IV, CH Auto Technology Corporation Ltd., CH Auto, Inc. and CH Auto Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 6, 2023)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp., IV dated December 15, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2022)
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.4	Rights Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
4.5*	Description of Securities
10.1	SPAC Stockholder Support Agreement dated as of April 30, 2022, by and among Mountain Crest Acquisition Corp. IV, CH-AUTO INC., CH-AUTO TECHNOLOGY CORPORATION, LTD., and certain holders of Mountain Crest Acquisition Corp. IV’s common stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
10.2	Company Support Agreement dated as of April 30, 2022, by and among CH-AUTO INC., CH-AUTO TECHNOLOGY CORPORATION, LTD. and Mountain Crest Acquisition Corp. IV, and certain holders of the equity intersts of CH-AUTO TECHNOLOGY CORPORATION, LTD. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
10.3	Form of Company Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
10.4	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
10.5	Form of Promissory Note between the registrant and Mountain Crest Holdings IV LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 29, 2022)
10.6	Form of Promissory Note between the registrant and Mountain Crest Holdings IV LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 27, 2022)
10.7	Amendment to the Investment Management Trust Agreement, dated as of June 29, 2021, between Mountain Crest Acquisition Corp. IV and Continental Stock Transfer & Trust Company dated December 15, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2022)

10.8	Form of Promissory Note between Mountain Crest Acquisition Corp. IV and CH Auto Technology Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 21, 2022)
10.9

Form of Promissory Note in the principal amount of $350,000 between Mountain Crest Acquisition Corp. IV and CH Auto Technology Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 29, 2023)

10.10	Letter Agreements, dated June 29, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.11	Investment Management Trust Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.12	Stock Escrow Agreement, dated June 29, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.13	Registration Rights Agreement, dated June 29, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.14	Indemnity Agreements, dated June 29, 2021, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.15	Subscription Agreement, dated June 29, 2021, by and between the Company and Mountain Crest Holdings IV LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.16	Subscription Agreement, dated June 29, 2021, by and between the Company and Network 1 Financial Securities, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.17*	Promissory Note issued by UHY Advisors/UHY LLP to Mountain Crest Acquisition Corp. IV on March 31, 2023
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the SarbanesOxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. IV

Dated: April 3, 2023	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suying Liu	Chief Executive Officer (Principal executive officer), Chief Financial Officer (Principal financial and accounting officer), and Chairman	April 3, 2023
Suying Liu

/s/ Nelson Haight	Director	April 3, 2023
Nelson Haight

/s/ Todd Milbourn	Director	April 3, 2023
Todd Milbourn

/s/ Wenhua Zhang	Director	April 3, 2023
Wenhua Zhang

MOUNTAIN CREST ACQUISITION CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Mountain Crest Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mountain Crest Acquisition Corp. IV (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 3, 2023

MOUNTAIN CREST ACQUISITION CORP. IV

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$195,100	$370,278
Prepaid expenses	5,833	47,341
Cash and marketable securities held in the Trust Account	34,084,917	57,501,914
TOTAL CURRENT ASSETS	$34,285,850	$57,919,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$287,067	$101,888
Income taxes payable	136,619	-
Convertible note	581,000	-
Convertible note - related party	100,000	-
Deferred underwriting fee payable	2,012,500	2,012,500
Total Current Liabilities	3,117,186	2,114,388

Commitments and Contingencies
Redeemable Common Stock
Common stock subject to possible redemption, 3,317,480 and 5,750,000 shares at $10.27 and $10.00 per share as of December 31, 2022 and 2021, respectively	34,066,622	57,500,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,807,500 shares issued and outstanding as of December 31, 2022 and 2021 (excluding 3,317,480 shares subject to possible redemption)	181	181
Additional paid-in capital	-	-
Accumulated deficit	(2,898,139)	(1,695,036)
Total Stockholders’ Deficit	(2,897,958)	(1,694,855)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,285,850	$57,919,533

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 2, 2021 (Inception) Through December 31, 2021
Operating and formation costs	$749,746	$292,345
Loss from operations	(749,746)	(292,345)

Other income
Interest earned on marketable securities held in Trust Account	774,918	1,914
Total other income	774,918	1,914

Income (Loss) before provision for income taxes	25,172	(290,431)
Provision for income taxes	(136,619)	-
Net loss	$(111,447)	$(290,431)

Weighted average shares outstanding, common stock subject to possible redemption	5,623,376	3,432,566
Basic and diluted net income per share, common stock subject to redemption	$0.03	$0.79

Weighted average shares outstanding, common stock, non-redeemable	1,807,500	1,581,102
Basic and diluted net loss per share, common stock, non-redeemable	$(0.16)	$(1.90)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 2, 2021 (Inception)	-	$-	$-	$-	$-

Issuance of common stock to Sponsor(1)	1,437,500	144	24,856	-	25,000

Measurement of redeemable shares	-	-	4,887,500	-	4,887,500

Allocation of offering costs related to redeemable shares	-	-	4,368,049	-	4,368,049

Offering costs	-	-	(4,773,824)	-	(4,773,824)

Sale of 210,000 Private Units	210,000	21	2,099,979	-	2,100,000

Issuance of Representative Shares	160,000	16	1,244,384	-	1,244,400

Accretion of common shares to redemption amount	-	-	(7,850,944)	(1,404,605)	(9,255,549)

Net loss	-	-	-	(290,431)	(290,431)

Balance – December 31, 2021	1,807,500	$181	$-	$(1,695,036)	$(1,694,855)

Accretion of common shares to redemption amount	-	-	-	(1,091,656)	(1,091,656)

Net loss	-	-	-	(111,447)	(111,447)

Balance – December 31, 2022	1,807,500	$181	$-	$(2,898,139)	$(2,897,958)

(1)	Included an aggregate of 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from March 2, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(111,447)	$(290,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(774,918)	(1,914)
Changes in operating assets and liabilities:
Prepaid expenses	41,508	(27,341)
Accrued expenses	185,179	101,888
Income taxes payable	136,619	-
Net cash used in operating activities	(523,059)	(217,798)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(581,000)	(57,500,000)
Cash withdrawn from Trust Account in connection with redemption	24,525,034	-
Cash withdrawn from Trust Account to pay franchise and income taxes	247,881	-
Net cash provided by (used in) investing activities	24,191,915	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	56,350,000
Proceeds from sale of Private Placement Units	-	2,100,000
Proceeds from issuance of common stock to Sponsor	-	25,000
Repayment of promissory note - related party	-	(386,924)
Proceeds from convertible promissory note	581,000	-
Proceeds from convertible promissory note - related party	100,000	-
Redemption of common stock	(24,525,034)	-
Net cash (used in) provided by financing activities	(23,844,034)	58,088,076

Net Change in Cash	(175,178)	370,278
Cash – beginning of period	370,278	-
Cash – end of period	$195,100	$370,278

Non-Cash investing and financing activities:
Issuance of Representative Shares	$-	$1,244,400
Offering costs paid through promissory note	$-	$366,924
Prepaid expenses paid through promissory note	$-	$20,000
Initial Measurement of Class A common stock subject to possible redemption	$-	$48,244,451
Deferred underwriting fee payable	$-	$2,012,500
Accretion to Class A common stock subject to possible redemption	$1,091,656	$9,255,549

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular the activities in connection with the proposed business combination transaction with CH Auto Technology Corporation, Ltd., a Cayman Islands exempted company, as described in Note 6, below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company initially had until July 2, 2022 to consummate a Business Combination, however, based upon the execution of the Merger Agreement on April 30, 2022, the period of time for the Company to complete a business combination under its certificate of incorporation was extended for a period of 6 months from July 2, 2022 to January 2, 2023 (Note 6). Subsequently, as approved by its stockholders at the special meeting of Stockholders held on December 15, 2022 (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement, dated as of June 29, 2021, with Continental Stock Transfer & Trust Company, on December 15, 2022 (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement for a period of 3 months from January 2, 2023 to April 2, 2023, plus an option for the Company to further extend such date to July 2, 2023 and to be further extended to the extent the Company’s Amended and Restated Certificate of Incorporation is amended to extend the Business Combination Period. The Company extended the time it has to complete its initial business combination from January 2, 2023, to April 2, 2023 by depositing $581,000 into the trust account on December 16, 2022. On March 27, 2023, the Company further extended the time it has to complete its initial business combination from April 2, 2023 to July 2, 2023 by depositing $343,936 in to the trust account on March 29, 2023 (Note 10).

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 15, 2022, 2,432,520 shares were tendered for redemption.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $195,100 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5).

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. As of December 31, 2022 and 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. No amounts have been drawn on this promissory note as of December 31, 2022.

On December 21, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $581,000 (the “Note”) to the Target. The Promissory Note is non-interest bearing and payable on the earlier the date on which Maker consummates a business combination with target businesses, or (ii) the date the Maker liquidates if a business combination is not consummated (the “Due Date”). The principal balance may be prepaid at any time. The principal balance shall be payable by the Maker either: (i) in cash, or (ii) in shares of Maker’s common stock (the “Conversion Shares”), par value $0.0001, at the Payee’s election in writing. Payee may elect to convert any outstanding principal balance into Conversion Shares, at any time when this Note remains outstanding, at a fixed conversion price of $10.00 per share. No amounts have been drawn on this promissory note as of December 31, 2022.

On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to CH AUTO. Pursuant to the Note, CH AUTO loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH AUTO’s option, at a price of $10.00 per share of common stock or ordinary share.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by April 2, 2023, then the Company may cease all operations except for the purpose of liquidating. The liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2023.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 15, 2022, 2,432,520 shares were tendered for redemption.

Accordingly, at December 31, 2022 and 2021, 3,317,480 and 5,750,000 common stock subject to possible redemption is presented at redemption value of $10.27 per share and $10.00 per, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Allocation of offering costs related to redeemable shares	(4,368,049)
Proceeds allocated to Public Rights	(4,887,500)
Plus:
Accretion of carrying value to redemption value	9,255,549
Common stock subject to possible redemption, December 31, 2021	$57,500,000
Less:
Redemptions of Common stock on December 15, 2022	(24,525,034)
Plus:
Accretion of carrying value to redemption value	1,091,656
Common stock subject to possible redemption, December 31, 2022	$34,066,622

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision for the year ended December 31, 2022 amounted to $136,619. The tax provision for the period from March 2, 2021 (commencement of operations) through December 31, 2021 was deemed to be de minimis.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Loss Per Share. The statement of operations includes a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the year ended December 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,		For the Period from March 2, 2021 (inception) through December 31,
	2022		2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(910,458)	$(292,645)	$(6,535,576)	$(3,010,404)
Accretion of temporary equity to redemption value	1,091,656	-	9,255,549	-
Allocation of net income (loss)	$181,198	$(292,645)	$2,719,973	$(3,010,404)

Denominator:
Weighted-average shares outstanding	5,623,376	1,807,500	3,432,566	1,581,102
Basic and diluted net income (loss) per share	$0.03	$(0.16)	$0.79	$(1.90)

In connection with the underwriters’ full exercise of their over-allotment option on July 2, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 15, 2022, 2,432,520 shares were tendered for redemption.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 2, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the year ended December 31, 2022, the Company incurred and paid $120,000 in fees for these services. For the period from March 2, 2021 (inception) through December 31, 2021, the Company incurred and paid $60,000 in fees for these services Amounts incurred for these services is included in operating and formation costs in the accompanying statements of operations.

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

Convertible Note — Related Party

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of December 31, 2022 and 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. $100,000 have been drawn on this promissory note as of December 31, 2022.

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

A&R Merger Agreement

On December 23, 2022, the Company, Pubco, Merger Sub and CH Auto entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”). Specifically, the A&R Merger Agreement amended and modified the Merger Agreement to: (a) provide that all options issued by the Company prior to the Business Combination shall be included in Company Merger Consideration that will be issued in connection with the closing of the Business Combination, (b) extend the date by which Pubco shall secure subscription agreements with investors relating to a purchase of Pubco Class A Ordinary Shares through a private placement, in each case on terms consented by the Company, pursuant to which the aggregate amount of investment is no less than $100,000,000 at the Closing, and (c) update and conform the terms of the Merger Agreement for the passage of time and satisfaction of certain conditions to the Closing of the Merger.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,807,500 shares of common stock issued and outstanding, excluding 3,317,480 and 5,750,000 of common stock subject to possible redemption which are presented as temporary equity as of December 31, 2022 and 2021, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liability) are as follows:

	December 31,
	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$-	$9,481
Startup/Organization expenses	137,015	51,510
Total deferred tax assets (liability)	137,015	60,991
Valuation allowance	(137,015)	(60,991)
Deferred tax assets (liability), net of allowance	$-	$-

The income tax provision for the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,
	2022	2021
Federal
Current	$136,619	$-
Deferred benefit	(76,024)	(60,991)

State
Current	-	-
Deferred	-	-
Change in valuation allowance	76,024	60,991
Income tax provision	$136,619	$-

As of December 31, 2022 and 2021, the Company has $0 and $45,149, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets (liability) will not be realized. The ultimate realization of deferred tax assets (liability) is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liability), projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets (liability) and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $76,024. For the period from March 2, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $60,991.

A reconciliation of the federal income tax rate to the Company’s effective tax rate during the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021 is as follows:

	December 31, 2022	For the period from March 2, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	-%	-%
Merger & Acquisitions: Expenses	217.0%	-%
Interest & Penalties	2.7%	-%
Change in valuation allowance	302.0%	(21.0)%
Income tax provision	542.7%	0.0%

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying balance sheets.

At December 31, 2022, assets held in the Trust Account were comprised of $581,000 in cash and $33,503,917 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $247,881 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $57,501,914 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
December 31, 2022	Marketable securities held in Trust Account - Mutual Fund	1	$33,503,917

December 31, 2021	Marketable securities held in Trust Account - Mutual Fund	1	$57,501,914

NOTE 10. SUBSEQUENT EVENTS

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of Fifty Nine Thousand Seven Hundred Ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $59,710.08 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty.

Amendment to the A&R Merger Agreement

On March 1, 2023, the Company, CH-AUTO, Pubco and Merger Sub entered an amendment (the “Amendment”) to the A&R Merger Agreement. The Amendment provides that (i) instead of acquiring at least 90% of the CH AUTO, the Company would only need to acquire at least 71.2184% of CH AUTO to consummate the Closing, (ii) immediately after the Closing, Pubco’s board of directors (the “Post-Closing Pubco Board”) will consist of five (5) members, among which one (1) person shall be designated by Sponsor, four (4) persons shall be designated by CH AUTO and at least two (2) persons of the Post-Closing Pubco Board shall qualify as independent directors under the Securities Act and Nasdaq rules, (iii) modified the timing of CH AUTO’s delivery of the Equityholder Allocation Schedule, (iv) simultaneously with and in exchange for the issuance of the CH AUTO Merger Consideration, but before the Closing of the Merger, Pubco’s subsidiary, CH-Auto (Hong Kong) Limited (“CH-Auto HK”), or a then-established wholly-owned PRC subsidiary of CH-Auto HK (together with CH-Auto HK, the “Holding Company”, as the context may require), shall acquire all the shares of CH AUTO’s equity securities (the “Company Common Stock”) held by each Company Reorganization Stockholder at par value or other value as agreed between the Holding Company and the Company Reorganization Stockholders (the “HK Share Purchase”); provided however, certain Company Reorganization Stockholders that are the directors, supervisors or senior executives of the Company (each a “DSO Stockholder” and together, the “DSO Stockholders”) shall each transfer up to 25% of the stocks of CH AUTO held by him or her due to restrictions under the PRC laws. Each DSO Stockholder shall further enter into a voting rights proxy agreement (the “Voting Rights Proxy Agreement”) and an economic rights transfer agreement (the “Economic Rights Transfer Agreement”) with the Holding Company (the “HK Voting Rights Entrustment”), pursuant to which each DSO Stockholder shall transfer and assign to the Holding Company (i) all of their respective voting rights in connection with the remaining shares of Company Common Stock held by them (the “DSO’s Remaining Shares”) pursuant to the Voting Rights Proxy Agreement and (ii) all of their economic rights, including the right to receive dividends, in connection the DSO’s Remaining Shares, pursuant to the Economic Rights Transfer Agreement. The Pubco Ordinary Shares issued to each DSO Shareholder in exchange for such DSO’s Remaining Shares, shall be subject to restrictions on transfer, conveyance, assignment and further encumbrance until the DSO Shareholder transfers and conveys the underlying shares of Company Common Stock to the Holding Company. Upon the completion of the HK Share Purchase, and after giving effect to the HK Voting Right Entrustment (the “Reorganization Closing”), the Holding Company shall (1) have the ability to direct, directly or indirectly, at least 71.2184% of the voting rights of all outstanding equity securities of CH AUTO entitled to vote, (2) own, directly or indirectly, at least 71.2184% of the economic rights of all the outstanding equity securities in CH AUTO, and (3) own, directly or indirectly own at least 37.8426% of the then-issued and outstanding equity interests in CH AUTO; (v) revised the definitions of Company Employee Option and Company FA Option, (vi) CH AUTO shall advance the Company the aggregate amount of Seven Hundred and Fifty Thousand Dollars ($750,000) in two payments (the “Loans”) to fund the payment of the expenses incurred, in connection with two (2) extensions of the period of time for the Company to consummate a business combination and for working capital for the Company; (vi) in the event CH AUTO funds the initial payment of the Loan, the Outside Date shall be extended from May 15, 2023 to July 2, 2023, (viii) revised the timing, steps and procedure for the Reorganization and (ix) permitted CH AUTO to convert outstanding debt from a lender in the amount of RMB 39 million into 15.6 million shares of CH AUTO, at a conversion price of RMB 2.5 per share. The transactions contemplated by the A&R Agreement and the Amendment are collectively referred to as the “Business Combination.”

CH Auto Technology Corporation Ltd., the target company to the Company’s proposed business combination loaned the Company $350,000 to fund the Extension Payment. On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to CH AUTO. Pursuant to the Note, CH AUTO loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH AUTO’s option, at a price of $10.00 per share of common stock or ordinary share.

The proceeds of the Note have been used by the Company to make a deposit $343,936 into the Trust Account to extend the time period for the Company to consummate its initial business combination from April 2, 2023 to July 2, 2023.