Form 10-Q
period 2023-03-31
Mountain Crest Acquisition Corp. IV
filed 2023-05-12
CIK 1853774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 5,124,980 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$120,605	$195,100
Prepaid expenses	55,833	5,833
Cash and marketable securities held in the Trust Account	34,737,489	34,084,917
TOTAL CURRENT ASSETS	$34,913,927	$34,285,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$316,404	$287,067
Income taxes payable	210,823	136,619
Promissory note	59,710	-
Convertible note	931,000	581,000
Convertible note – related party	100,000	100,000
Deferred underwriting fee payable	2,012,500	2,012,500
Total Current Liabilities	3,630,437	3,117,186

Commitments and Contingencies
Redeemable Common Stock
Common stock subject to possible redemption, 3,317,480 shares at $10.46 and $10.27 per share as of March 31, 2023 and December 31, 2022, respectively	34,689,706	34,066,622

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,807,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (excluding 3,317,480 shares subject to possible redemption)	181	181
Additional paid-in capital	-	-
Accumulated deficit	(3,406,397)	(2,898,139)
Total Stockholders’ Deficit	(3,406,216)	(2,897,958)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,913,927	$34,285,850

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating and formation costs	$184,822	$126,618
Loss from operations	(184,822)	(126,618)

Other income:
Interest earned on marketable securities held in Trust Account	373,852	5,790
Total other income	373,852	5,790

Income (loss) before provision for income taxes	189,030	(120,828)
Provision for income taxes	(74,204)	-
Net income (loss)	$114,826	$(120,828)

Weighted average shares outstanding, common stock subject to possible redemption	3,317,480	5,750,000
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.09	$(0.02)
Weighted average shares outstanding, common stock, non-redeemable	1,807,500	1,807,500
Basic and diluted net loss per share, common stock, non-redeemable	$(0.10)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	1,807,500	$181	$-	$(2,898,139)	$(2,897,958)

Accretion of common shares to redemption amount	-	-	-	(623,084)	(623,084)

Net income	-	-	-	114,826	114,826

Balance – March 31, 2023	1,807,500	$181	$-	$(3,406,397)	$(3,406,216)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,807,500	$181	$-	$(1,695,036)	$(1,694,855)

Net loss	-	-	-	(120,828)	(120,828)

Balance – March 31, 2022	1,807,500	$181	$-	$(1,815,864)	$(1,815,683)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$114,826	$(120,828)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(373,852)	(5,790)
Changes in operating assets and liabilities:
Prepaid expenses	(50,000)	(10,496)
Accounts payable and accrued expenses	89,047	1,419
Income taxes payable	74,204	-
Net cash used in operating activities	(145,775)	(135,695)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(343,936)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	65,216	2,163
Net cash (used in) provided by investing activities	(278,720)	2,163

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	350,000	-
Net cash provided by financing activities	350,000	-

Net Change in Cash	(74,495)	(133,532)
Cash – beginning of period	195,100	370,278
Cash – end of period	$120,605	$236,746

Non-Cash investing and financing activities:
Accretion to Class A common stock subject to possible redemption	$623,084	$-
Conversion of accounts payable to promissory notes	$59,710	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular the activities in connection with the proposed business combination transaction with CH Auto Technology Corporation, Ltd., a Cayman Islands exempted company, as described in Note 6, below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company initially had until July 2, 2022 to consummate a Business Combination, however, based upon the execution of the Merger Agreement on April 30, 2022, the period of time for the Company to complete a business combination under its certificate of incorporation was extended for a period of 6 months from July 2, 2022 to January 2, 2023 (Note 6). Subsequently, as approved by its stockholders at the special meeting of Stockholders held on December 15, 2022 (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement, dated as of June 29, 2021, with Continental Stock Transfer & Trust Company, on December 15, 2022 (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement for a period of 3 months from January 2, 2023 to April 2, 2023, plus an option for the Company to further extend such date to July 2, 2023 and to be further extended to the extent the Company’s Amended and Restated Certificate of Incorporation is amended to extend the Business Combination Period. The Company extended the time it has to complete its initial business combination from January 2, 2023, to April 2, 2023 by depositing $581,000 into the trust account on December 16, 2022. On March 27, 2023, the Company further extended the time it has to complete its initial business combination from April 2, 2023 to July 2, 2023 by depositing $343,936 in to the trust account on March 29, 2023 (Note 6).

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $120,605 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5).

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. As of March 31, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. As of March 31, 2023 and December 31, 2022, there was no amounts drawn under this Note.

On December 21, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $581,000 (the “Note”) to the Target. The Promissory Note is non-interest bearing and payable on the earlier the date on which Maker consummates a business combination with target businesses, or (ii) the date the Maker liquidates if a business combination is not consummated (the “Due Date”). The principal balance may be prepaid at any time. The principal balance shall be payable by the Maker either: (i) in cash, or (ii) in shares of Maker’s common stock (the “Conversion Shares”), par value $0.0001, at the Payee’s election in writing. Payee may elect to convert any outstanding principal balance into Conversion Shares, at any time when this Note remains outstanding, at a fixed conversion price of $10.00 per share. As of March 31, 2023 and December 31, 2022, there was $581,000 outstanding under this Note.

On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to CH AUTO. Pursuant to the Note, CH AUTO loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH AUTO’s option, at a price of $10.00 per share of common stock or ordinary share. As of March 31, 2023 and December 31, 2022, there were $350,000 and $0 outstanding under this Note, respectively.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of fifty-nine thousand seven hundred ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $59,710.08 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. As of March 31, 2023 and December 31, 2022, there were $59,710 and $0 outstanding under this note, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 2, 2023, then the Company may cease all operations except for the purpose of liquidating. The liquidity condition, liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Accordingly, at March 31, 2023 and December 31, 2022, 3,317,480 common stock subject to possible redemption is presented at redemption value of $10.46 per share as of March 31, 2023 and $10.27 per share as of December 31, 2022 as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2023 and December 31, 2022, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Allocation of offering costs related to redeemable shares	(4,368,049)
Proceeds allocated to Public Rights	(4,887,500)
Redemptions of Common stock on December 15, 2022	(24,525,034)
Plus:
Accretion of carrying value to redemption value	10,347,205
Common stock subject to possible redemption, December 31, 2022	34,066,622
Plus:
Accretion of carrying value to redemption value	623,084
Common stock subject to possible redemption, March 31, 2023	$34,689,706

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company had a deferred tax asset of approximately $163,000 and $137,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 39.26% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to merger and acquisition costs treated as permanent difference and the changes in valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and loss per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 65% for the redeemable Public Shares and 35% for the non-redeemable shares for the three months ended March 31, 2023, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the Three Months Ended March 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(329,003)	$(179,255)	$(91,930)	$(28,898)
Accretion of temporary equity to redemption value	623,084	-	-	-
Allocation of net income (loss)	$294,081	(179,255)	$(91,930)	$(28,898)

Denominator:
Weighted-average shares outstanding	3,317,480	1,807,500	5,750,000	1,807,500
Basic and diluted net income (loss) per share	$0.09	$(0.10)	$(0.02)	$(0.02)

In connection with the underwriters’ full exercise of their over-allotment option on July 2, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 2, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three months ended March 31, 2023 and 2022, the Company incurred and paid $30,000 in fees for these services, of which such amount is included in operating and formation costs in the accompanying statement of operations.

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

Convertible Note — Related Party

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of March 31, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. As of March 31, 2023 and December 31, 2022, there was no amounts drawn under this Note.

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

CH Auto Technology Corporation Ltd., the target company to the Company’s proposed business combination loaned the Company $350,000 to fund the Extension Payment. On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to CH AUTO. Pursuant to the Note, CH AUTO loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH AUTO’s option, at a price of $10.00 per share of common stock or ordinary share. As of March 31, 2023 there is $350,000 outstanding under this Note.

The proceeds of the Note have been used by the Company to make a deposit $343,936 into the Trust Account to extend the time period for the Company to consummate its initial business combination from April 2, 2023 to July 2, 2023.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 1,807,500 shares of common stock issued and outstanding, excluding 3,317,480 of common stock subject to possible redemption which are presented as temporary equity.

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments — Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying condensed balance sheets.

At March 31, 2023, assets held in the Trust Account were comprised of $343,936 in cash and $34,393,553 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through March 31, 2023, the Company withdrew $313,096 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2022, assets held in the Trust Account were comprised of $581,000 in cash and $33,503,917 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $247,881 of the interest earned on the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
March 31, 2023	Marketable securities held in Trust Account — Mutual Fund	1	$34,393,553

December 31, 2022	Marketable securities held in Trust Account — Mutual Fund	1	$33,503,917

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

The Pubco Reverse Stock Split, the HK Share Purchase and the issuance of CH Auto Merger Consideration to the Reorganization Shareholders as described above are collectively referred to herein as the “Reorganization.” The Reorganization and the Merger Agreement are collectively referred to herein as the “Business Combination.” The Merger Agreement, as amended, provides, that the outside date for the closing of the Business Combination is November 15, 2022 the “Outside Date”). All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Merger Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through March 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $114,826, which consists of interest income on marketable securities held in the Trust Account of $373,852, offset by operating and formation costs of $184,822 and a provision for income taxes of $74,204.

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

For the three months ended March 31, 2023, cash used in operating activities was $145,775. Net income of $114,826 was affected by interest earned on marketable securities held in the Trust Account of $373,852. Changes in operating assets and liabilities provided $113,251 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $135,695. Net loss of $120,828 was affected by interest earned on investments held in the Trust Account of $5,790. Changes in operating assets and liabilities used $9,077 of cash for operating activities.

As of March 31, 2023, we had investments held in the Trust Account of $34,737,489 (including $1,150,684 of interest income) consisting of mutual funds which invests in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn an amount of $65,216 to pay franchise and income taxes on interest earned from the Trust Account.

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

As of March 31, 2023, we had cash of $120,605. We intend to use the funds held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on target businesses, travel to and from the offices, plants or similar locations of target businesses or their representatives or owners, review corporate documents and material agreements of target businesses, and structure, negotiate and complete the Merger.

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

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of March 31, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding, respectively.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. No amounts have been drawn on this promissory note as of March 31, 2023.

On December 21, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $581,000 (the “Note”) to the Target. The Promissory Note is non-interest bearing and payable on the earlier the date on which Maker consummates a business combination with target businesses, or (ii) the date the Maker liquidates if a business combination is not consummated (the “Due Date”). The principal balance may be prepaid at any time. The principal balance shall be payable by the Maker either: (i) in cash, or (ii) in shares of Maker’s common stock (the “Conversion Shares”), par value $0.0001, at the Payee’s election in writing. Payee may elect to convert any outstanding principal balance into Conversion Shares, at any time when this Note remains outstanding, at a fixed conversion price of $10.00 per share. As of March 31, 2023 and December 31, 2022, there were $581,000 and $581,000 outstanding under this Note, respectively.

On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to CH AUTO. Pursuant to the Note, CH AUTO loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH AUTO’s option, at a price of $10.00 per share of common stock or ordinary share. As of March 31, 2023 and December 31, 2022, there were $350,000 and $0 outstanding under this Note, respectively.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of Fifty Nine Thousand Seven Hundred Ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $59,710.08 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. As of March 31, 2023 and December 31, 2022, there were $59,710 and $0 outstanding under this note, respectively.

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

Going Concern

We have until July 2, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a liquidation and subsequent dissolution. Management has determined that the liquidity condition, liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on July 2, 2021, and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and loss per non-redeemable share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 65% and 76% for the Public Shares and 35% and 24% for the non-redeemable shares for the three months ended March 31, 2023 and March 31, 2022 respectively, reflective of the respective participation rights.

As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 3, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 3, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Amendment, dated March 1, 2023, to the Amended and Restated Agreement and Plan of Merger, dated December 23, 2022 by and between Mountain Crest Acquisition Corp. IV, CH Auto Technology Corporation Ltd., CH Auto, Inc. and CH Auto Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 6, 2023)

10.1	Form of Promissory Note in the principal amount of $350,000 between Mountain Crest Acquisition Corp. IV and CH Auto Technology Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 29, 2023)

10.2	Promissory Note issued by UHY Advisors/UHY LLP to Mountain Crest Acquisition Corp. IV on March 31, 2023 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 3, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the SarbanesOxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. IV

Date: May 12, 2023	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)