Form 10-Q
period 2023-06-30
Mountain Crest Acquisition Corp. IV
filed 2023-08-21
CIK 1853774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 3,314,491 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$314,071	$195,100
Prepaid expenses	35,833	5,833
Cash and marketable securities held in the Trust Account	16,180,210	34,084,917
TOTAL CURRENT ASSETS	$16,530,114	$34,285,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$436,063	$287,067
Income taxes payable	294,877	136,619
Excise taxes payable	190,930	-
Promissory note	59,710	-
Convertible note	1,331,000	581,000
Convertible note – related party	100,000	100,000
Interest payable	1,191	-
Deferred underwriting fee payable	2,012,500	2,012,500
Total Current Liabilities	4,426,271	3,117,186

Commitments and Contingencies
Redeemable Common Stock
Common stock subject to possible redemption, 1,506,991 and 3,317,480 shares at $10.72 and $10.27 per share as of June 30, 2023 and December 31, 2022, respectively	16,150,622	34,066,622

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,807,500 shares issued and outstanding (excluding 1,506,991 and 3,317,480 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	181	181
Additional paid-in capital	-	-
Accumulated deficit	(4,046,960)	(2,898,139)
Total Stockholders’ Deficit	(4,046,779)	(2,897,958)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,530,114	$34,285,850

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$219,246	$241,973	$404,068	$368,591
Loss from operations	(219,246)	(241,973)	(404,068)	(368,591)

Other income:
Interest earned on marketable securities held in Trust Account	403,320	77,644	777,172	83,434
Interest expense	(1,191)	-	(1,191)	-
Total other income	402,129	77,644	775,981	83,434

Income (Loss) before provision for income taxes	182,883	(164,329)	371,913	(285,157)
Provision for income taxes	(78,564)	(1,581)	(152,768)	(1,581)
Net income (loss)	$104,319	$(165,910)	$219,145	$(286,738)

Weighted average shares outstanding, common stock subject to possible redemption	3,138,421	5,750,000	3,227,456	5,750,000
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.09	$(0.02)	$0.17	$(0.04)

Weighted average shares outstanding, common stock, non-redeemable	1,807,500	1,807,500	1,807,500	1,807,500
Basic and diluted net income (loss) per share, common stock, non-redeemable	$(0.09)	$(0.02)	$(0.19)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	1,807,500	$181	$-	$(2,898,139)	$(2,897,958)

Accretion of common shares to redemption amount	-	-	-	(623,084)	(623,084)

Net income	-	-	-	114,826	114,826

Balance – March 31, 2023	1,807,500	$181	$-	$(3,406,397)	$(3,406,216)

Accretion of common shares to redemption amount	-	-	-	(553,952)	(553,952)

Excise tax payable attributable to redemption of common stock	-	-	-	(190,930)	(190,930)

Net income	-	-	-	104,319	104,319

Balance – June 30, 2023	1,807,500	$181	$-	$(4,046,960)	$(4,046,779)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,807,500	$181	$-	$(1,695,036)	$(1,694,855)

Net loss	-	-	-	(120,828)	(120,828)

Balance – March 31, 2022	1,807,500	181	-	(1,815,864)	(1,815,683)

Net loss	-	-	-	(165,910)	(165,910)

Balance – June 30, 2022	1,807,500	$181	$-	$(1,981,774)	$(1,981,593)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$219,145	$(286,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(777,172)	(83,434)
Interest expense	1,191	-
Changes in operating assets and liabilities:
Prepaid expenses	(30,000)	(992)
Accounts payable and accrued expenses	208,706	75,772
Income taxes payable	158,258	1,581
Net cash used in operating activities	(219,872)	(293,811)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(593,936)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	182,779	2,163
Cash withdrawn from Trust Account in connection with redemption	19,093,036	-
Net cash provided by investing activities	18,681,879	2,163

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	750,000	-
Redemption of common stock	(19,093,036)	-
Net cash used in financing activities	(18,343,036)	-

Net Change in Cash	118,971	(291,648)
Cash – beginning of period	195,100	370,278
Cash – end of period	$314,071	$78,630

Non-Cash investing and financing activities:
Excise tax payable attributable to redemption of common stock	$190,930	$-
Conversion of accounts payable to promissory notes	$59,710	$-
Accretion to Class A common stock subject to possible redemption	$1,177,036	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular the activities in connection with the proposed business combination transaction with CH Auto Technology Corporation, Ltd., a Cayman Islands exempted company, as described in Note 6, below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On June 22, 2023, the Company held the Special Meeting of Stockholders. The Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on June 22, 2023 (the “Extension Amendment”), giving the Company the right to extend the time for the Company to complete its business combination (the “Business Combination Period”) from July 2, 2023 to January 2, 2024.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on June 22, 2023, 1,810,489 shares were tendered for redemption and $19,093,036 was paid out of the Trust Account to the redeeming stockholders.

On June 27, 2023, the Company transferred $250,000 to Continental Stock Transfer and Trust Company to be deposited into the Trust Fund to extend the Business Combination Period from July 2, 2023 to January 2, 2024. Accordingly, the SPAC now has until January 2, 2024, to complete its initial business combination.

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

On June 22, 2023, the Company’s stockholders elected to redeem 1,810,489 shares for a total of $19,093,036. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2023, the Company recorded $190,930 of excise tax liability calculated as 1% of the shares redeemed.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $314,071 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5).

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. As of June 30, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. As of June 30, 2023 and December 31, 2022, there was no amounts drawn under this Note.

On December 21, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $581,000 (the “Note”) to the CH Auto. The Promissory Note is non-interest bearing and payable on the earlier the date on which Maker consummates a business combination with target businesses, or (ii) the date the Maker liquidates if a business combination is not consummated (the “Due Date”). The principal balance may be prepaid at any time. The principal balance shall be payable by the Maker either: (i) in cash, or (ii) in shares of Maker’s common stock (the “Conversion Shares”), par value $0.0001, at the Payee’s election in writing. Payee may elect to convert any outstanding principal balance into Conversion Shares, at any time when this Note remains outstanding, at a fixed conversion price of $10.00 per share. As of June 30, 2023 and December 31, 2022, there was $581,000 outstanding under this Note.

On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to CH Auto. Pursuant to the Note, CH Auto loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. As of June 30, 2023 and December 31, 2022, there were $350,000 and $0 outstanding under this Note, respectively.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of fifty-nine thousand seven hundred ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $59,710.08 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven (Note 9). The promissory note is payable by the Company in advance without penalty. As of June 30, 2023 and December 31, 2022, there were $59,710 and $0 outstanding under this note, respectively. $1,191 of interest was accrued through June 30, 2023 which is presented as interest payable in the accompanying balance sheets.

On June 7, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $400,000 (the “Second Note”) CH Auto. Pursuant to the Second Note, CH Auto loaned the Company an aggregate amount of $400,000 that is due and payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Second Note does not bear interest. In the event that the Company does not consummate a business combination, the Second Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Second Note may be converted at the closing of a business combination by into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. As of June 30, 2023 and December 31, 2022, there were $400,000 and $0 outstanding under the Second Note, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 2, 2023, then the Company may cease all operations except for the purpose of liquidating. The liquidity condition, liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 15, 2022 and June 22, 2023, 2,432,520 and 1,810,489 shares were tendered for redemption, respectively.

Accordingly, at June 30, 2023 and December 31, 2022, 1,506,991 and 3,317,480 common stock subject to possible redemption is presented at redemption value of $10.72 per share as of June 30, 2023 and $10.27 per share as of December 31, 2022 as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2023 and December 31, 2022, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Allocation of offering costs related to redeemable shares	(4,368,049)
Proceeds allocated to Public Rights	(4,887,500)
Redemptions of Common stock on December 15, 2022	(24,525,034)
Plus:
Accretion of carrying value to redemption value	10,347,205
Common stock subject to possible redemption, December 31, 2022	34,066,622
Plus:
Accretion of carrying value to redemption value	623,084
Common stock subject to possible redemption, March 31, 2023	34,689,706
Less:
Redemptions	(19,093,036)
Plus:
Accretion of carrying value to redemption value	553,952
Common stock subject to possible redemption, June 30, 2023	$16,150,622

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company had a deferred tax asset of approximately $206,000 and $137,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (42.96%) and 0.96% for the three months ended June 30, 2023 and 2022, respectively, (41.08%) and 0.55% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to merger and acquisition costs treated as permanent difference and the changes in valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and loss per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 63% and 76% for the redeemable Public Shares and 36% and 24% for the non-redeemable shares for the three and six months ended June 30, 2023 and 2022, respectively, and reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(285,313)	$(164,320)	$(126,230)	$(39,680)	$(614,018)	$(343,873)	$(218,160)	$(68,578)
Accretion of temporary equity to redemption value	$553,952	-	$-	-	$1,177,036	$-	$-	$-
Allocation of net income (loss)	$268,639	(164,320)	$(126,230)	(39,680)	$563,018	$(343,873)	$(218,160)	$(68,578)

Denominator:
Weighted-average shares outstanding	3,138,421	1,807,500	5,750,000	1,807,500	3,227,456	1,807,500	5,750,000	1,807,500

Basic and diluted net income (loss) per share	$0.09	$(0.09)	$(0.02)	$(0.02)	$0.17	$(0.19)	$(0.04)	$(0.04)

In connection with the underwriters’ full exercise of their over-allotment option on July 2, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 15, 2022 and June 22, 2023, 2,432,520 and 1,810,489 shares were tendered for redemption, respectively.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 2, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services, of which such amount is included in operating and formation costs in the accompanying statement of operations. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, of which such amount is included in operating and formation costs in the accompanying statement of operations.

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

Convertible Note — Related Party

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of June 30, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. As of June 30, 2023 and December 31, 2022, there was no amounts drawn under this Note.

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

Amendment to the A&R Merger Agreement

On March 1, 2023, the Company, CH Auto, Pubco and Merger Sub entered an amendment (the “Amendment”) to the A&R Merger Agreement. The Amendment provides that (i) instead of acquiring at least 90% of the CH Auto, the Company would only need to acquire at least 71.2184% of CH Autoto consummate the Closing, (ii) immediately after the Closing, Pubco’s board of directors (the “Post-Closing Pubco Board”) will consist of five (5) members, among which one (1) person shall be designated by Sponsor, four (4) persons shall be designated by CH Autoand at least two (2) persons of the Post-Closing Pubco Board shall qualify as independent directors under the Securities Act and Nasdaq rules, (iii) modified the timing of CH Auto’s delivery of the Equityholder Allocation Schedule, (iv) simultaneously with and in exchange for the issuance of the CH Auto Merger Consideration, but before the Closing of the Merger, Pubco’s subsidiary, CH-Auto (Hong Kong) Limited (“CH-Auto HK”), or a then-established wholly-owned PRC subsidiary of CH-Auto HK (together with CH-Auto HK, the “Holding Company”, as the context may require), shall acquire all the shares of CH Auto’s equity securities (the “Company Common Stock”) held by each Company Reorganization Stockholder at par value or other value as agreed between the Holding Company and the Company Reorganization Stockholders (the “HK Share Purchase”); provided however, certain Company Reorganization Stockholders that are the directors, supervisors or senior executives of the Company (each a “DSO Stockholder” and together, the “DSO Stockholders”) shall each transfer up to 25% of the stocks of CH Auto held by him or her due to restrictions under the PRC laws. Each DSO Stockholder shall further enter into a voting rights proxy agreement (the “Voting Rights Proxy Agreement”) and an economic rights transfer agreement (the “Economic Rights Transfer Agreement”) with the Holding Company (the “HK Voting Rights Entrustment”), pursuant to which each DSO Stockholder shall transfer and assign to the Holding Company (i) all of their respective voting rights in connection with the remaining shares of Company Common Stock held by them (the “DSO’s Remaining Shares”) pursuant to the Voting Rights Proxy Agreement and (ii) all of their economic rights, including the right to receive dividends, in connection the DSO’s Remaining Shares, pursuant to the Economic Rights Transfer Agreement. The Pubco Ordinary Shares issued to each DSO Shareholder in exchange for such DSO’s Remaining Shares, shall be subject to restrictions on transfer, conveyance, assignment and further encumbrance until the DSO Shareholder transfers and conveys the underlying shares of Company Common Stock to the Holding Company. Upon the completion of the HK Share Purchase, and after giving effect to the HK Voting Right Entrustment (the “Reorganization Closing”), the Holding Company shall (1) have the ability to direct, directly or indirectly, at least 71.2184% of the voting rights of all outstanding equity securities of CH Auto entitled to vote, (2) own, directly or indirectly, at least 71.2184% of the economic rights of all the outstanding equity securities in CH Auto, and (3) own, directly or indirectly own at least 37.8426% of the then-issued and outstanding equity interests in CH Auto; (v) revised the definitions of Company Employee Option and Company FA Option, (vi) CH Auto shall advance the Company the aggregate amount of Seven Hundred and Fifty Thousand Dollars ($750,000) in two payments (the “Loans”) to fund the payment of the expenses incurred, in connection with two (2) extensions of the period of time for the Company to consummate a business combination and for working capital for the Company; (vi) in the event CH Auto funds the initial payment of the Loan, the Outside Date shall be extended from May 15, 2023 to July 2, 2023, (viii) revised the timing, steps and procedure for the Reorganization and (ix) permitted CH Auto to convert outstanding debt from a lender in the amount of RMB 39 million into 15.6 million shares of CH Auto, at a conversion price of RMB 2.5 per share. The transactions contemplated by the A&R Agreement and the Amendment are collectively referred to as the “Business Combination.”

CH Auto Technology Corporation Ltd., the target company to the Company’s proposed business combination loaned the Company $350,000 to fund the Extension Payment. On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to CH Auto. Pursuant to the Note, CH Auto loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. As of June 30, 2023 there is $350,000 outstanding under this Note.

The proceeds of the Note have been used by the Company to make a deposit $343,936 into the Trust Account to extend the time period for the Company to consummate its initial business combination from April 2, 2023 to July 2, 2023.

On June 22, 2023, the Company held the Special Meeting of Stockholders. The Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on June 22, 2023 (the “Extension Amendment”), giving the Company the right to extend the time for the Company to complete its business combination (the “Business Combination Period”) from July 2, 2023 to January 2, 2024.

As previously disclosed, on June 7, 2023, the CH Auto advanced the Company $400,000, pursuant to the March 1, 2023 Amendment to the A&R Merger Agreement, in exchange for a non-bearing promissory note in the principal amount of $400,000 (the “Second Note”) from the Company to the CH Auto. On June 27, 2023, the Company used the proceeds from the Second Note to transfer $250,000 to Continental Stock Transfer and Trust Company to be deposited into the Trust Fund to extend the Business Combination Period from July 2, 2023 to January 2, 2024. Accordingly, the SPAC now has until January 2, 2024, to complete its initial business combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1,807,500 shares of common stock issued and outstanding, excluding1,506,991 and 3,317,480 of common stock subject to possible redemption which are presented as temporary equity, respectively.

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

At June 30, 2023, assets held in the Trust Account were comprised of $0 in cash and $ $16,180,210 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2023, the Company withdrew $182,779 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2022, assets held in the Trust Account were comprised of $581,000 in cash and $33,503,917 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $247,881 of the interest earned on the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2023	Marketable securities held in Trust Account — Mutual Fund	1	$16,180,210

December 31, 2022	Marketable securities held in Trust Account — Mutual Fund	1	$33,503,917

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

On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $59,710.08 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven.

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

As previously disclosed, on April 30, 2022, MCAF entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among MCAF, CH AUTO Inc., a Cayman Islands exempted company (“Pubco”), Ch-Auto Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”) and CH-AUTO TECHNOLOGY CORPORATION LTD., a company organized under the laws of the People’s Republic of China (the “Company”), pursuant to which, among other things, MCAF, Pubco, Merger Sub and the Company intend to effect a merger of Merger Sub with and into MCAF whereby MCAF will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Pubco (the “Merger”) in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware (the “DGCL”). In connection with the Merger, the name of the Surviving Corporation shall be changed to CH Autotech USA, Inc. Following the Merger, Pubco expects its ordinary shares to be traded on the Nasdaq Stock Market. On December 23, 2022, MCAF disclosed that the parties to the Merger Agreement amended the Merger Agreement by executing an Amended and Restated Agreement and Plan of Merger, dated December 23, 2022 (the “A&R Merger Agreement”). All capitalized terms used herein and not defined shall have the meanings ascribed to them in the A&R Merger Agreement.

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

On March 27, 2023, MCAF extended the time it has to complete its initial business combination from April 2, 2023 to July 2, 2023 by depositing $343,936 in to MCAF’s trust account on March 29, 2023 (the “Extension Payment”). CH Auto Technology Corporation Ltd. (the “CH Auto”) loaned MCAF $350,000 to fund the Extension Payment. On March 29, 2023, MCAF issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to the CH Auto. Pursuant to the Note, the CH Auto loaned MCAF an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which MCAF consummates an initial business combination with a target business, or (ii) the date MCAF liquidates if a business combination is not consummated. The Note does not bear interest. In the event that MCAF does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of MCAF’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by MCAF into the its common stock or ordinary shares, at the CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. The proceeds of the Note have been used by the Company to make a deposit $343,936 into the trust account to extend the time period for the Company to consummate its initial business combination from April 2, 2023 to July 2, 2023.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of Fifty Nine Thousand Seven Hundred Ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $59,710.08 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty.

On June 22, 2023, the Company held the Special Meeting of Stockholders. The Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on June 22, 2023 (the “Extension Amendment”), giving the Company the right to extend the time for the Company to complete its business combination (the “Business Combination Period”) from July 2, 2023 to January 2, 2024.

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on June 22, 2023, 1,810,489 shares were tendered for redemption and $$19,093,036 was paid out of the Trust Account to the redeeming stockholders.

As previously disclosed, on June 7, 2023, the CH Auto advanced the Company $400,000, pursuant to the March 1, 2023 Amendment to the A&R Merger Agreement, in exchange for a non-bearing promissory note in the principal amount of $400,000 (the “Second Note”) from the Company to the CH Auto. On June 27, 2023, the Company used the proceeds from the Second Note to transfer $250,000 to Continental Stock Transfer and Trust Company to be deposited into the Trust Fund to extend the Business Combination Period from July 2, 2023 to January 2, 2024. Accordingly, the SPAC now has until January 2, 2024, to complete its initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through June 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $104,319, which consists of interest income on marketable securities held in the Trust Account of $403,320, offset by operating and formation costs of $219,246, interest expense of $1,191 and a provision for income taxes of $78,564.

For the six months ended June 30, 2023, we had a net income of $219,145, which consists of interest income on investments held in the Trust Account of $777,172, offset by operating and formation costs of $404,068, interest expense of $1,191 and a provision for income taxes of $152,768.

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

For the six months ended June 30, 2023, cash used in operating activities was $219,872. Net income of $219,145 was affected by interest earned on marketable securities held in the Trust Account of $777,172 and interest expense of $1,191. Changes in operating assets and liabilities provided $336,964 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $293,811. Net loss of $286,738 was affected by interest earned on investments held in the Trust Account of $83,434. Changes in operating assets and liabilities provided $76,361 of cash for operating activities.

As of June 30, 2023, we had investments held in the Trust Account of $16,180,210 (including $440,128 of interest income) consisting of mutual funds which invests in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn an amount of $430,659 to pay franchise and income taxes on interest earned from the Trust Account.

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

As of June 30, 2023, we had cash of $314,071. We intend to use the funds held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on target businesses, travel to and from the offices, plants or similar locations of target businesses or their representatives or owners, review corporate documents and material agreements of target businesses, and structure, negotiate and complete the Merger.

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

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of June 30, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding, respectively.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. No amounts have been drawn on this promissory note as of June 30, 2023.

On December 21, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $581,000 (the “Note”) to the CH Auto. The Promissory Note is non-interest bearing and payable on the earlier the date on which Maker consummates a business combination with target businesses, or (ii) the date the Maker liquidates if a business combination is not consummated (the “Due Date”). The principal balance may be prepaid at any time. The principal balance shall be payable by the Maker either: (i) in cash, or (ii) in shares of Maker’s common stock (the “Conversion Shares”), par value $0.0001, at the Payee’s election in writing. Payee may elect to convert any outstanding principal balance into Conversion Shares, at any time when this Note remains outstanding, at a fixed conversion price of $10.00 per share. As of June 30, 2023 and December 31, 2022, there were $581,000 outstanding under this Note.

On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “Note”) to CH Auto. Pursuant to the Note, CH Auto loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $59,710.08 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. As of June 30, 2023 and December 31, 2022, there were $350,000 and $0 outstanding under this Note, respectively.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of fifty-nine thousand seven hundred ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $59,710.08 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. As of June 30, 2023 and December 31, 2022, there were $59,710 and $0 outstanding under this note, respectively. $1,191 of interest was accrued through June 30, 2023 which is presented as interest payable in the accompanying balance sheets.

On June 7, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $400,000 (the “Second Note”) CH Auto. Pursuant to the Second Note, CH Auto loaned the Company an aggregate amount of $400,000 that is due and payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Second Note does not bear interest. In the event that the Company does not consummate a business combination, the Second Note will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the Second Note may be converted at the closing of a business combination by into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. As of June 30, 2023 and December 31, 2022, there were $400,000 and $0 outstanding under the Second Note, respectively.

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

Going Concern

We have until January 2, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a liquidation and subsequent dissolution. Management has determined that the liquidity condition, liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and loss per non-redeemable share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 63% and 64% for the Public Shares and 37% and 36% for the non-redeemable shares for the three and six months ended June 30, 2023, respectively, and 76% for the Public Shares and 24% for the non-redeemable shares for the three and six months ended June 30, 2022, reflective of the respective participation rights.

As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Second Amendment to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp. IV. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 27, 2023)

10.1	Form of Promissory Note in the principal amount of $400,000 between Mountain Crest Acquisition Corp. IV and CH Auto Technology Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 8, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the SarbanesOxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. IV

Date: August 21, 2023	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)