Form 10-Q
period 2023-09-30
Mountain Crest Acquisition Corp. IV
filed 2023-11-20
CIK 1853774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 3,314,491 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$231,244	$195,100
Prepaid expenses	17,500	5,833
Cash and marketable securities held in the Trust Account	16,391,000	34,084,917
TOTAL CURRENT ASSETS	$16,639,744	$34,285,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$511,133	$287,067
Income taxes payable	335,930	136,619
Excise taxes payable	190,930	-
Promissory note	59,710	-
Convertible note	1,331,000	581,000
Convertible note – related party	100,000	100,000
Interest payable	2,395	-
Deferred underwriting fee payable	2,012,500	2,012,500
Total Current Liabilities	4,543,598	3,117,186

Commitments and Contingencies (Note 6)
Redeemable Common Stock
Common stock subject to possible redemption, 1,506,991 and 3,317,480 shares at $10.82 and $10.27 per share as of September 30, 2023 and December 31, 2022, respectively	16,300,653	34,066,622

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,807,500 shares issued and outstanding (excluding 1,506,991 and 3,317,480 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	181	181
Additional paid-in capital	-	-
Accumulated deficit	(4,204,688)	(2,898,139)
Total Stockholders’ Deficit	(4,204,507)	(2,897,958)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,639,744	$34,285,850

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$176,230	$187,526	$580,298	$556,117
Loss from operations	(176,230)	(187,526)	(580,298)	(556,117)

Other income:
Interest earned on marketable securities held in Trust Account	210,790	259,336	987,962	342,770
Interest expense	(1,204)	-	(2,395)	-
Total other income	209,586	259,336	985,567	342,770

Income before provision for income taxes	33,356	71,810	405,269	(213,347)
Provision for income taxes	(41,053)	(46,429)	(193,821)	(48,010)
Net (loss) income	$(7,697)	$25,381	$211,448	$(261,357)

Weighted average shares outstanding, common stock subject to possible redemption	1,506,991	5,750,000	2,647,665	5,750,000
Basic and diluted net (loss) income per share, common stock subject to redemption	$0.05	$0.01	$0.25	$(0.03)

Weighted average shares outstanding, common stock, non-redeemable	1,807,500	1,807,500	1,807,500	1,807,500
Basic and diluted net (loss) income per share, common stock, non-redeemable	$(0.05)	$(0.02)	$(0.25)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND nine MONTHS ENDED SeptembeR 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	1,807,500	$181	$-	$(2,898,139)	$(2,897,958)

Accretion of common shares to redemption amount	-	-	-	(623,084)	(623,084)

Net income	-	-	-	114,826	114,826

Balance – March 31, 2023	1,807,500	181	-	(3,406,397)	(3,406,216)

Accretion of common shares to redemption amount	-	-	-	(553,952)	(553,952)

Excise tax payable attributable to redemption of common stock	-	-	-	(190,930)	(190,930)

Net income	-	-	-	104,319	104,319

Balance – June 30, 2023	1,807,500	181	-	(4,046,960)	(4,046,779)

Accretion of common shares to redemption amount	-	-	-	(150,031)	(150,031)

Net loss	-	-	-	(7,697)	(7,697)

Balance – September 30, 2023	1,807,500	$181	$-	$(4,204,688)	$(4,204,507)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,807,500	$181	$-	$(1,695,036)	$(1,694,855)

Net loss	-	-	-	(120,828)	(120,828)

Balance – March 31, 2022	1,807,500	181	-	(1,815,864)	(1,815,683)

Net loss	-	-	-	(165,910)	(165,910)

Balance – June 30, 2022	1,807,500	181	-	(1,981,774)	(1,981,593)

Accretion of common shares to redemption amount	-	-	-	(180,611)	(180,611)

Net income	-	-	-	25,381	25,381

Balance – September 30, 2022	1,807,500	$181	$-	$(2,137,004)	$(2,136,823)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$211,448	$(261,357)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(987,962)	(342,770)
Interest expense	2,395	-
Changes in operating assets and liabilities:
Prepaid expenses	(11,667)	6,833
Accounts payable and accrued expenses	283,776	89,412
Income taxes payable	199,311	48,010
Net cash used in operating activities	(302,699)	(459,872)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(593,936)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	182,779	47,063
Cash withdrawn from Trust Account in connection with redemption	19,093,036	-
Net cash provided by investing activities	18,681,879	47,063

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	750,000	100,000
Redemption of common stock	(19,093,036)	-
Net cash (used in) provided by financing activities	(18,343,036)	100,000

Net Change in Cash	36,144	(312,809)
Cash – beginning of period	195,100	370,278
Cash – end of period	$231,244	$57,469

Non-Cash Investing and Financing Activities:
Excise tax payable attributable to redemption of common stock	$190,930	$-
Conversion of accounts payable to promissory notes	$59,710	$-
Accretion to Class A common stock subject to possible redemption	$1,327,067	$180,611

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular the activities in connection with the proposed business combination transaction with CH Auto Technology Corporation, Ltd., a Cayman Islands exempted company, as described in Note 6, below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On June 22, 2023, the Company’s stockholders elected to redeem 1,810,489 shares for a total of $19,093,036. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $190,930 of excise tax liability calculated as 1% of the shares redeemed.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $231,244 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5).

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. As of September 30, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. As of September 30, 2023 and December 31, 2022, there was no amounts drawn under this Note.

On December 21, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $581,000 (the “CH Auto Note 1”) to the CH Auto. The CH Auto Note 1 is non-interest bearing and payable on the earlier the date on which Maker consummates a business combination with target businesses, or (ii) the date the Maker liquidates if a business combination is not consummated (the “Due Date”). The principal balance may be prepaid at any time. The principal balance shall be payable by the Maker either: (i) in cash, or (ii) in shares of Maker’s common stock (the “Conversion Shares”), par value $0.0001, at the Payee’s election in writing. Payee may elect to convert any outstanding principal balance into Conversion Shares, at any time when the CH Auto Note 1 remains outstanding, at a fixed conversion price of $10.00 per share. As of September 30, 2023 and December 31, 2022, there was $581,000 outstanding under the CH Auto Note 1.

On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “CH Auto Note 2”) to CH Auto. Pursuant to the CH Auto Note 2, CH Auto loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The CH Auto Note 2 does not bear interest. In the event that the Company does not consummate a business combination, the CH Auto Note 2 will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the CH Auto Note 2 may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. As of September 30, 2023 and December 31, 2022, there were $350,000 and $0 outstanding under the CH Auto Note 2, respectively.

On March 31, 2023, the Company and UHY Advisors/UHY LLP (“UHY”), the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of fifty-nine thousand seven hundred ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY extended the due date of promissory note to October 31, 2023. If $59,710.08 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven (Note 9). The promissory note is payable by the Company in advance without penalty. As of September 30, 2023 and December 31, 2022, there were $59,710 and $0 outstanding under this note, respectively. $2,395 of interest was accrued through September 30, 2023 which is presented as interest payable in the accompanying balance sheets. On November 6, 2023, the Company paid the balance of the unsecured promissory note in full and both the Company and UHY agreed to cancel the note with no further force and effect (Note 9).

On June 7, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $400,000 (the “CH Auto Note 3”) CH Auto. Pursuant to the CH Auto Note 3, CH Auto loaned the Company an aggregate amount of $400,000 that is due and payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The CH Auto Note 3 does not bear interest. In the event that the Company does not consummate a business combination, the CH Auto Note 3 will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the CH Auto Note 3 may be converted at the closing of a business combination by into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. As of September 30, 2023 and December 31, 2022, there were $400,000 and $0 outstanding under the CH Auto Note 3, respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023. The interim results for the three and NINE months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. treasury securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Accordingly, at September 30, 2023 and December 31, 2022, 1,506,991 and 3,317,480 common stock subject to possible redemption is presented at redemption value of $10.82 per share as of September 30, 2023 and $10.27 per share as of December 31, 2022 as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2023 and December 31, 2022, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Allocation of offering costs related to redeemable shares	(4,368,049)
Proceeds allocated to Public Rights	(4,887,500)
Redemptions of Common stock on December 15, 2022	(24,525,034)
Plus:
Accretion of carrying value to redemption value	10,347,205
Common stock subject to possible redemption, December 31, 2022	34,066,622
Plus:
Accretion of carrying value to redemption value	623,084
Common stock subject to possible redemption, March 31, 2023	34,689,706
Less:
Redemptions	(19,093,036)
Plus:
Accretion of carrying value to redemption value	553,952
Common stock subject to possible redemption, June 30, 2023	16,150,622
Plus:
Accretion of carrying value to redemption value	150,031
Common stock subject to possible redemption, September 30, 2023	$16,300,653

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company had a deferred tax asset of approximately $243,000 and $137,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (123.08)% and 64.66% for the three months ended September 30, 2023 and 2022, respectively, 47.83% and (22.50)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to merger and acquisition costs treated as permanent difference and the changes in valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations includes a presentation of net (loss) income per redeemable public share and loss per non-redeemable share following the two-class method of net (loss) income per share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total net (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 45% and 59% for the redeemable Public Shares and 55% and 41% for the non-redeemable shares for the three and nine months ended September 30, 2023, respectively, and 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the three and nine months ended September 30, 2022, respectively, and reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(71,714)	$(86,014)	$(118,104)	$(37,126)	$(663,003)	$(452,616)	$(336,264)	$(105,704)
Accretion of temporary equity to redemption value	$150,031	-	$180,611	-	$1,327,067	$-	$180,611	$-
Allocation of net income (loss)	$78,317	(86,014)	$62,507	(37,126)	$664,064	$(452,616)	$(155,653)	$(105,704)
Denominator:
Weighted-average shares outstanding	1,506,991	1,807,500	5,750,000	1,807,500	2,647,665	1,807,500	5,750,000	1,807,500

Basic and diluted net income (loss) per share	$0.05	$(0.05)	$0.01	$(0.02)	$0.25	$(0.25)	$(0.03)	$(0.06)

In connection with the underwriters’ full exercise of their over-allotment option on July 2, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 2, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services, of which such amount is included in operating and formation costs in the accompanying statements of operations. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, of which such amount is included in operating and formation costs in the accompanying statements of operations.

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

Convertible Note — Related Party

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of September 30, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. As of September 30, 2023 and December 31, 2022, there was no amounts drawn under this Note.

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

CH Auto Technology Corporation Ltd., the target company to the Company’s proposed business combination loaned the Company $350,000 to fund the Extension Payment. On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (“CH Auto Note 2”) to CH Auto. Pursuant to the CH Auto Note 2, CH Auto loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The CH Auto Note 2 does not bear interest. In the event that the Company does not consummate a business combination, the CH Auto Note 2 will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the CH Auto Note 2 may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. As of September 30, 2023 there is $350,000 outstanding under the CH Auto Note 2.

The proceeds of the CH Auto Note 2 have been used by the Company to make a deposit $343,936 into the Trust Account to extend the time period for the Company to consummate its initial business combination from April 2, 2023 to July 2, 2023.

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

As previously disclosed, on June 7, 2023, the CH Auto advanced the Company $400,000, pursuant to the March 1, 2023 Amendment to the A&R Merger Agreement, in exchange for a non-bearing promissory note in the principal amount of $400,000 (the “CH Auto Note 3”) from the Company to the CH Auto. On June 27, 2023, the Company used the proceeds from the CH Auto Note 3 to transfer $250,000 to Continental Stock Transfer and Trust Company to be deposited into the Trust Fund to extend the Business Combination Period from July 2, 2023 to January 2, 2024. Accordingly, the SPAC now has until January 2, 2024, to complete its initial business combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 1,807,500 shares of common stock issued and outstanding, excluding1,506,991 and 3,317,480 of common stock subject to possible redemption which are presented as temporary equity, respectively.

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

At September 30, 2023, assets held in the Trust Account were comprised of $0 in cash and $16,391,000 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company withdrew $182,779 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2022, assets held in the Trust Account were comprised of $581,000 in cash and $33,503,917 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $247,881 of the interest earned on the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
September 30, 2023	Marketable securities held in Trust Account — Mutual Fund	1	$16,391,000

December 31, 2022	Marketable securities held in Trust Account — Mutual Fund	1	$33,503,917

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

On October 5, 2023, the Company filed a Proxy Statement seeking to obtain shareholder approval, among other things, approval of the Merger, the Merger Agreement and the Business Combination, which is referred to as the “Business Combination Proposal” or “Proposal No. 1”. The scheduled meeting of stockholders to vote on the proposals stated within the Proxy Statement will be held on October 30, 2023.

On October 30, 2023, the Company held a special meeting of stockholders. The only item of business presented at the meeting was a new proposal to adjourn the Meeting to Monday, November 20, 2023

On November 6, 2023, the Company paid the balance of the unsecured promissory note in full and both the Company and UHY agreed to cancel the note with no further force and effect.

On November 20, 2023, the Company held a Special Meeting of Stockholders (the “Special Meeting”) at which the Company’s stockholders approved: (1) The Business Combination Proposal to approve the Merger Agreement including the merger (the “Merger”) of Ch-Auto Merger Sub Corp., a Delaware corporation and subsidiary of CH AUTO Inc., a Cayman Islands exempted company, with and into the Company whereby the Company will be the surviving corporation and the Reorganization, which is a condition precedent to the Merger; (2) the Governance Proposals to approve, on a non-binding advisory basis, certain differences between the Company and Pubco including the governance provisions set forth in the Pubco’s Second Amended and Restated Memorandum and Articles of Association; (3) the CH AUTO Inc. 2023 Equity Incentive Plan; and (4) the NTA Requirement Amendment Proposal to approve an amendment to the MCAF Amended and Restated Certificate of Incorporation to expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission.

In connection with the Company’s Special Meeting, an aggregate amount of 1,487,667 shares were tendered for redemption by public stockholders of the Company.

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

On March 27, 2023, MCAF extended the time it has to complete its initial business combination from April 2, 2023 to July 2, 2023 by depositing $343,936 in to MCAF’s trust account on March 29, 2023 (the “Extension Payment”). CH Auto Technology Corporation Ltd. (the “CH Auto”) loaned MCAF $350,000 to fund the Extension Payment. On March 29, 2023, MCAF issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “ CH Auto Note 2”) to the CH Auto. Pursuant to the CH Auto Note 2, the CH Auto loaned MCAF an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which MCAF consummates an initial business combination with a target business, or (ii) the date MCAF liquidates if a business combination is not consummated. The CH Auto Note 2 does not bear interest. In the event that MCAF does not consummate a business combination, the CH Auto Note 2 will be forgiven, except to the extent of funds remaining outside of MCAF’s trust account, if any. In addition, the CH Auto Note 2 may be converted at the closing of a business combination by MCAF into the its common stock or ordinary shares, at the CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. The proceeds of the Note have been used by the Company to make a deposit $343,936 into the trust account to extend the time period for the Company to consummate its initial business combination from April 2, 2023 to July 2, 2023.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of Fifty Nine Thousand Seven Hundred Ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $59,710.08 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. On November 6, 2023, the Company paid the balance of the unsecured promissory note in full and both the Company and UHY agreed to cancel the note with no further force and effect.

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

As previously disclosed, on June 7, 2023, the CH Auto advanced the Company $400,000, pursuant to the March 1, 2023 Amendment to the A&R Merger Agreement, in exchange for a non-bearing promissory note in the principal amount of $400,000 (the “CH Auto Note 3”) from the Company to the CH Auto. On June 27, 2023, the Company used the proceeds from the CH Auto Note 3 to transfer $250,000 to Continental Stock Transfer and Trust Company to be deposited into the Trust Fund to extend the Business Combination Period from July 2, 2023 to January 2, 2024. Accordingly, the SPAC now has until January 2, 2024, to complete its initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through September 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $7,697, which consists of interest income on marketable securities held in the Trust Account of $210,790, offset by operating and formation costs of $176,230, interest expense of $1,204 and a provision for income taxes of $41,053.

For the three months ended September 30, 2022, we had a net income of $25,381, which consists of interest income on marketable securities held in the Trust Account of $259,336, offset by operating and formation costs of $187,526 and a provision for income taxes of $46,429.

For the nine months ended September 30, 2023, we had a net income of $211,448, which consists of interest income on investments held in the Trust Account of $987,962, offset by operating and formation costs of $580,298, interest expense of $2,395 and a provision for income taxes of $193,821.

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

For the nine months ended September 30, 2023, cash used in operating activities was $302,699. Net income of $211,448 was affected by interest earned on marketable securities held in the Trust Account of $987,962 and interest expense of $2,395. Changes in operating assets and liabilities provided $471,420 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $459,872. Net loss of $261,357 was affected by interest earned on marketable securities held in the Trust Account of $342,770. Changes in operating assets and liabilities provided $144,255 of cash for operating activities.

As of September 30, 2023, we had investments held in the Trust Account of $16,391,000 (including $650,918 of interest income) consisting of mutual funds which invests in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn an amount of $182,779 to pay franchise and income taxes on interest earned from the Trust Account.

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

As of September 30, 2023, we had cash of $231,244. We intend to use the funds held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on target businesses, travel to and from the offices, plants or similar locations of target businesses or their representatives or owners, review corporate documents and material agreements of target businesses, and structure, negotiate and complete the Merger.

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

On August 26, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $100,000. The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date the Company completes its Business Combination or (ii) the date the Company liquidates if a Business Combination is not completed. On the maturity date, the Company shall pay in cash an amount equal to the outstanding amount, provided that the Sponsor, in its sole discretion, chose to convert the outstanding amount into Private Placement Units at a conversion price equal to $10.00 per Unit. The proceeds of the note will be used by the Company for working capital purposes. As of September 30, 2023 and December 31, 2022, there were $100,000 Working Capital Loans outstanding, respectively.

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the “Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. No amounts have been drawn on this promissory note as of September 30, 2023.

On December 21, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $581,000 (the “CH Auto Note 1”) to the CH Auto. The CH Auto Note 1 is non-interest bearing and payable on the earlier the date on which Maker consummates a business combination with target businesses, or (ii) the date the Maker liquidates if a business combination is not consummated (the “Due Date”). The principal balance may be prepaid at any time. The principal balance shall be payable by the Maker either: (i) in cash, or (ii) in shares of Maker’s common stock (the “Conversion Shares”), par value $0.0001, at the Payee’s election in writing. Payee may elect to convert any outstanding principal balance into Conversion Shares, at any time when the CH Auto Note 1 remains outstanding, at a fixed conversion price of $10.00 per share. As of September 30, 2023 and December 31, 2022, there were $581,000 outstanding under the CH Auto Note 1.

On March 29, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 (the “CH Auto Note 2”) to CH Auto. Pursuant to the CH Auto Note 2, CH Auto loaned the Company an aggregate amount of $350,000 that is due and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The CH Auto Note 2 does not bear interest. In the event that the Company does not consummate a business combination, the CH Auto Note 2 will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the CH Auto Note 2 may be converted at the closing of a business combination by the Company into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share As of September 30, 2023 and December 31, 2022, there were $350,000 and $0 outstanding under the CH Auto Note 2, respectively.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of fifty-nine thousand seven hundred ten and 08/100 dollars ($59,710.08), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $59,710.08 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. As of September 30, 2023 and December 31, 2022, there were $59,710 and $0 outstanding under this note, respectively. $2,395 of interest was accrued through September 30, 2023 which is presented as interest payable in the accompanying balance sheets. On November 6, 2023, the Company paid the balance of the unsecured promissory note in full and both the Company and UHY agreed to cancel the note with no further force and effect

On June 7, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $400,000 (the “CH Auto Note 3”) CH Auto. Pursuant to the CH Auto Note 3, CH Auto loaned the Company an aggregate amount of $400,000 that is due and payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The CH Auto Note 3 does not bear interest. In the event that the Company does not consummate a business combination, the CH Auto Note 3 will be forgiven, except to the extent of funds remaining outside of the Company’s trust account, if any. In addition, the CH Auto Note 3 may be converted at the closing of a business combination by into the Company’s common stock or ordinary shares, at CH Auto’s option, at a price of $10.00 per share of common stock or ordinary share. As of September 30, 2023 and December 31, 2022, there were $400,000 and $0 outstanding under the CH Auto Note 3, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of (loss) income per redeemable public share and loss per non-redeemable share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, we first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total (loss) income allocable to both sets of shares, we split the amount to be allocated using a ratio of 45% and 59% for the redeemable Public Shares and 55% and 41% for the non-redeemable shares for the three and nine months ended September 30, 2023, respectively, and 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the three and nine months ended September 30, 2022, respectively, and reflective of the respective participation rights.

As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

MOUNTAIN CREST ACQUISITION CORP. IV

Date: November 20, 2023	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)